Form 10QSB
period 2000-03-31
HIGHLAND HOLDINGS INTERNATIONAL INC
filed 2000-07-21
CIK 1100273

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to__________

                        Commission file number 000-28461

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)


DELAWARE                                                   98-0179679
-------------------------------                        -------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                          Identification No.)

6227 Highway 393
Crestview, Florida                                           325399
----------------------------------------                 ----------------
(Address of principal executive offices)                   (Zip code)


Issuer's telephone number          (905) 812-9088
                                   --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2000 there were 14,684,897 shares of common stock outstanding.

Transitional Small business Disclosure Format (check one):   Yes___  No X.

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.
                                                                        -------
PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
  Balance Sheet March 31,2000                                              1

  Income Statements for the Quarter ended March 31, 2000 and
  Comparison for March 31,1999 andfor the Year Ended December 31, 1999.    2

  Statements of Cash Flows for the Period ended March 31, 2000 and
  comparison For March 31, 1999 and Year Ended December 31, 1999           3

  Statement of Stockholders' Equity                                        4

  Notes to the Financial Statements                                        5-17

Item 2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                            17-20

Schedule                                                                   20

PART 2.  OTHER INFORMATION

None


PART 1
Item 1.

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                           CONSOLIDATED BALANCE SHEET


                                                                         March 31,
                                                                           2000
                                    Assets                             -----------
Current assets
  Cash                                                                 $     2,762
  Investments                                                                2,553
  Prepaid expenses                                                           1,104
                                                                        ----------
  Total current assets                                                       6,419

Furniture and fixtures-net                                                   2,658


Total assets                                                           $     9,077
                                                                        ==========

                      Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued expenses                                $     2,532
  Officer loan payable                                                      69,075
  Contract payable                                                         210,000
                                                                        ----------
  Total liabilities                                                        281,607
Stockholders equity
  Preferred stock- $.001 par value, authorized 5,000,000 shares.
  The number of shares outstanding at March 31, 2000 was -0-.
  Capital stock- $.001 par value, authorized 20,000,000 shares.
  The number of shares outstanding at March 31, 2000 was 14,684,581.        14,685
  Additional paid in capital                                             1,984,354
   Accumulated other comprehensive income: Currency translation              5,982
  Accumlated deficit during development stage                           (2,277,551)
                                                                        ----------
Total stockholders equity                                                 (272,530)
                                                                        ----------
Total liabilities and stockholders equity                              $     9,077
                                                                        ==========


                   See accompanying notes to financial statements

                                       1

                           HIGHLAND HOLDINGS INTERNATIONAL, INC.
                              (an exploration stage company)
                           CONSOLIDATED STATEMENT OF OPERATIONS

                                                                               For the period
                                                                               from inception,
                                                                               March 23, 1992
                                                 For the            For the         to
                                               period ended       period ended    March 31,
                                                 March 31,          March 31,      2000
                                                   1999               2000       Unaudited
                                                   ----               ----      ----------

Income                                          $       -0-    $       -0-      $      -0-

Cost of goods sold                                      -0-            -0-             -0-
                                                -----------    -----------      -----------

Gross profit                                            -0-            -0-             -0-

Operations:
  General and administration                         34,956         18,882          851,558
  Exploration                                        16,500         17,106          722,975
  Non cash compensation-consulting fees                   0              0          125,500
  Non cash payment for minining interests                                           891,753
  Depreciation and amortization                           0              0            4,533
                                                -----------    -----------      -----------
Total expense                                        51,456         35,988        2,596,319

Loss from continuing operations                     (51,456)       (35,988)      (2,596,319)

Other income and loss
  Gain on sale of securities                              0        (11,386)          (9,186)
  Interest expense                                        0           (169)         (65,046)
  Write down of debt due to Brazilian parties             0              0          393,000
                                                -----------    -----------      -----------
Total other income and expenses                           0        (11,555)         318,768

Net Profit (Loss) from operations               $   (51,456)   $   (47,543)     $(2,277,551)
                                                ===========    ===========      ===========

Net loss per share-basic                        $     (0.02)   $     (0.01)           (0.23)
                                                ===========    ===========      ===========
Weighted average number of shares outstanding     2,300,055      9,962,675        9,962,675
                                                ===========    ===========      ===========


                       See accompanying notes to financial statements

                                            2

                              HIGHLAND HOLDINGS INTERNATIONAL, INC.
                                 (an exploration stage company)
                              CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                     For the period
                                                                                     from inception
                                                                                     March 23, 1992
                                                                                          to
                                                     For the           For the         March 31,
                                                   period ended      period ended        2000
                                                  March 31, 1999    March, 31 2000     Unaudited
                                                  --------------    --------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net profit (loss)                               $   (51,456)         $(47,543)       $(2,277,551)
  Add items not affecting cash

  Depreciation and amortization                             0                 0              4,533
  Issuance of common stock for consulting fees              0                 0            125,500
  Issuance of common stock for mining interests                                            891,753
  Issuance of shares for conversion of debt                 0                              237,853
  Interest expense                                          0                 0             49,242
  Write down of debt due to Brazilian parties               0                             (393,000)

Changes in non-cash operating accounts
  Prepaid expenses                                      5,179                 0             (1,104)
  Accounts payable                                      2,122            (2,426)             2,532
                                                  -----------       -----------        -----------
TOTAL CASH FLOWS FROM OPERATIONS                      (44,155)          (49,969)        (1,360,242)

CASH FLOWS FROM FINANCING ACTIVITIES
  Officer loan payable                                                   19,075             69,075
  Contract payable                                          0                              210,000
  Proceeds of  convertible note                             0
  Currency translation adjustment                           0                 0              5,982
  Capital contribution                                 34,503                 0             35,024
  Sale of stock-net of  offering costs                      0                 0          1,052,667
                                                  -----------       -----------        -----------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES             34,503            19,075          1,372,748

CASH FLOWS FROM INVESTING ACTIVITIES
  Marketable securities                                                  27,978             (2,553)
  Security deposit                                          0
  Office equipment                                     (1,241)                              (7,191)
                                                  -----------       -----------        -----------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES             (1,241)           27,978             (9,744)


NET INCREASE (DECREASE) IN CASH                       (10,893)           (2,916)             2,762
CASH BALANCE BEGINNING OF PERIOD                       20,198             5,678                -0-
                                                  -----------       -----------        -----------
CASH BALANCE END OF PERIOD                        $     9,305       $     2,762        $     2,762
                                                  ===========       ===========        ===========


                         See accompanying notes to financial statements

                                              3

                                               HIGHLAND HOLDINGS INTERNATIONAL, INC.
                                                  (an exploration stage company)
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

                                                                                            Deficit
                                                                                          Accumulated
                                                                             Additional     during        Currency
                                                  Common          Common       paid in    exploration    translation
              Date                                Stock           Stock        capital       stage       adjustment        Total
              ----                                -----           -----        -------    -----------    -----------    -----------
03-13-1992                                          8,333              8    $     1,992                                 $     2,000
Net loss                                                                                       (1,800)                       (1,800)
                                                                                          -----------                   -----------
12-31-1994                                          8,333              8          1,992        (1,800)                          200
Issuance of stock for                              34,202             34        293,163                                     293,197
additional capital contribution                                                  27,000                                      27,000
Currency translation adjustment
Net loss                                                                                      (30,050)                      (30,050)
                                                                                          -----------                   -----------
12-31-1995                                         42,535             42        322,155       (31,850)                      290,347
Issuance of shares for forgiveness of loan         10,057             10        147,366                                     147,376
Issuance of shares for acquisition                  2,971              3         43,053                                      43,056
Currency translation adjustment
Net loss                                                                                     (845,629)                     (845,629)
                                                                                          -----------                   -----------
12-31-1996                                         55,563             55        512,574      (877,479)                     (364,850)
Issuance of shares for acquisition                285,714            286         99,714                                     100,000
Issuance of shares for consulting service         187,143            187         65,313                                      65,500
Sale of shares                                     42,857             43         14,957                                      15,000
Sale of shares                                    257,143            257         89,743                                      90,000
Issuance of shares for acquisition                 35,714             36         62,464                                      62,500
Issuance of shares to Advisory Board                4,286              4          1,496                                       1,500
Sale of shares                                     75,000             75        524,925                                     525,000
Currency translation adjustment                                                                                8,621          8,621
Net loss                                                                                   (1,093,679)                   (1,093,679)
                                                                                          -----------                   -----------
12-31-1997                                        943,420            943      1,371,186    (1,971,158)         8,621       (590,408)
Issuance in consideration for consulting fees      40,000             40         28,460                                      28,500
Issuance of shares for conversion of debt       1,018,584          1,019         99,981                                     101,000
Sale of shares through private placement          604,761            605        155,395                                     156,000
Sale of shares                                    340,000            340         33,660                                      34,000
Sale of shares through private placement        2,738,133          2,738         79,406                                      82,144
Beneficial conversion feature on loans                                           41,248                                      41,248
Foreign currency translation                                                                                    (940)          (940)

Net loss                                                                                      (56,445)                      (56,445)
                                                                                          -----------                   -----------
12-31-1998                                      5,684,898    $     5,685    $1,809,336     (2,027,603)         7,681       (204,901)
Capital contribution                                                             8,024                                        8,024
Sale of shares through private placement        7,600,000          7,600       106,400                                      114,000
Issuance of shares for conversion of debt         799,683            800        23,200                                       24,000
Issuance of shares for consulting fees            600,000            600        29,400                                       30,000
Beneficial conversion feature on loans                                           7,994                                        7,994
Currency translation adjustment                                                                               (1,699)        (1,699)
Net loss                                                                                     (202,405)                     (202,405)
                                                                                          -----------    -----------    -----------
12-31-1999                                     14,684,581    $    14,685    $ 1,984,354   $(2,230,008)         5,982       (224,987)
Net loss                                                                                      (47,543)                      (47,543)
03-31-2000                                     14,684,581    $    14,685    $ 1,984,354   $(2,277,551)   $     5,982       (272,530)
                                               ==========    ===========    ===========   ===========    ===========    ===========

All shares issuance reflect a 17,500 forward split on January 24, 1995; a 30 to 1 reverse split on April 4, 1997 and a 7 to 1 reverse split on July 1, 1998.

                                          See accompanying notes to financial statements.

                                                              4

                     HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


     Note 1. Organization of Company and Issuance of Common Stock
             ----------------------------------------------------

     a. Creation of the Company

     Highland Holdings International, Inc. (the "Company") was formed on March 23, 1992 under the laws of the State of Delaware as Northern Medical, Inc. with 10,000,000 shares of common stock authorized, $.001 par value each and 1,000,000 shares of preferred stock, $.001 par value each. On October 30, 1992, the certificate of incorporation was amended to change the name of the Company to Normed Industries, Inc. The certificate of incorporation was again amended on January 17, 1995 increasing the number of shares of common stock to 20,000,000, $.001 par value each and 5,000,000 shares of preferred stock, $.001 par value each. On January 24, 1995, the Company forward split the number of shares of common stock outstanding in a ratio of 17,500 to 1 restating the number of shares of common stock outstanding to 1,750,000. On March 28, 1995, the Company amended its certificate of incorporation to change its name to Highland Resources, Inc. On November 3, 1997, the Company amended its certificate of incorporation to change its name to Highland Holdings International, Inc.

     b. Description of the Company

     The Company is an exploration stage company involved in the acquiring and development of a gold mining concession in Honduras. At the report date mineral claims, with unknown reserves, had been acquired. At present, the Company is in the exploration stage and there is no assurance that any of its prospects or properties contain a commercially viable ore body (reserves) until further geologic exploration work is done, and a final feasibility study based upon such work is concluded.

     c. Issuance of Capital Stock

     All shares issued reflect a 17,500 forward split on January 24, 1995; a 30 to 1 reverse split on April 4, 1997 and a 7 to 1 reverse split on July 1, 1998 and such the per share amounts have been adjusted to reflected the adjusted number of shares.

     On March 31, 1992, the Company issued 8,333 shares of common stock to Mr. Roger Fidler in consideration for the contribution of $1,500 in cash and $500 in organization costs or $0.24 per share.

     On March 13, 1995, The Company entered into an agreement to obtain the alluvial gold and diamond mineral rights in its Lagoa da Pedra Project of the Lagoa da Pedra Partnership for 34,202 shares of common stock with an aggregate consideration of $293,197 or $8.57 per share.

     On September 11, 1996, the Company issued 10,057 shares of common stock in consideration for the forgiveness of $147,376 in loans to the Company or $14.65 per share.

     On September 11, 1996, the Company issued 2,971 shares of common stock as part consideration in the acquisition of Minas Novas valued at an aggregate consideration of $43,056 or $14.49 per share.

     On May 5, 1997, the Company issued, pursuant to regulation D, an aggregate of 285,714 shares of common stock to various parties in consideration for the purchase of 18 unpatented mining claims situated in Pima County, Arizona, valued at $100,000 or $.35 per share.

     On May 5, 1997, the Company issued, pursuant to Regulation D, and aggregate of 187,143 shares of common stock to various related parties to the Company in consideration of consulting services valued at $65,500 in services or $.35 per share.

                     HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


     On May 30, 1997, the Company sold 42,857 shares of common stock pursuant to Rule 504 for an aggregate consideration of $15,000 or $.35 per share.

     As of June 30, 1997, the Company sold 257,143 shares of common stock, pursuant to a private placement under "Rule 504" of the Securities Act of 1933, as amended, for an aggregate consideration of $90,000 or $$.35.

     On December 16, 1997, the Company issued 35,714 shares of common stock pursuant to the agreement with Minas Novas Pesquisa E. Lavra S.A. to three individuals named in the agreement as follows: 19,643 shares to Friedrich Ewald Ronger, 12,500 shares to Victor Eugenio Suckau and 3,571 shares to Lothar Wirth for an aggregate consideration of $31,500 or $0.88 per share.

     On December 16, 1997, the Company issued 4,286 shares of common stock to 6 advisory board members in exchange for services over a period of 1 year valued at $1,500 or $0.35 per share.

     On December 16, 1997, the Company sold 75,000 shares pursuant to Regulation D for an aggregate consideration of $525,000 or $7.00 per share.

     During the year 1998, the Company issued an aggregate of 340,000 shares of common stock for an aggregate consideration of $34,000 in consulting fees or an average of $.10 per share

     During 1998, the Company issued 1,018,584 shares of common stock through the initial sale of $101,000 in convertible debt that was converted into shares of common stock during the year at an average conversion price of $.10 per share.

     The Company sold an aggregate of 604,761 shares of common stock in consideration for $156,000 through the completion of a private placement at $.26 per share.

     The Company sold an aggregate of 2,738,133 shares for an aggregate consideration of $82,144 through the completion of a private placement at $.03 per share.

     As of September 30, 1999, the Company sold 300,000 shares of common stock for $10,000 or $0.067 per share to Mr. George Nadas, Secretary.

     As of September 30, 1999, the Company sold an aggregate of 7,300,000 shares of common stock for an aggregate of $104,000 or an average value of $0.014 per share to Mr. John Demoleas, President.

     As of December 31, 1998, the Company issued an aggregate of 7,143 shares of common stock to John Demoleas, President of the Company for an aggregate consideration of $5,000 or $.70 per share.

     As of September 30, 1999, the Company issued an aggregate of 600,000 shares of common stock in consideration of consulting fees valued at an aggregate of $30,000 or $.05 per share.

     In December, 1999, the Company sold 444,444 shares of common stock for $26,666 or $0.06 per share.

     Note 2- Summary of Significant Accounting Policies
             ------------------------------------------

     a. Basis of Financial Statement Presentation

     The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company

                     HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


incurred net losses of $2,277,551 for the period from inception, March 23, 1992, to March 31, 2000. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company is anticipating the need to do further private placements to bring the mine in Honduras into production and with the completion of its additional private placement and with the increase in working capital, the Company will be able to continue to develop the Company's mining concession and begin production. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The recoverability of the amounts shown for the mining projects and the ability of the Company to continue as a going concern are dependent upon its ability to raise capital, achieve profitable operations from its mining activities, and on a satisfactory regulatory environment governing the development and operation of mining properties in Honduras.

    The financial statements presented consist of the consolidated balance sheet of the Company as at March 31, 2000 and the unaudited balance sheet as at March 31, 2000 and the related consolidated statements of operations, stockholders equity and cash flows.

     b. Cash and cash equivalents

     The Company treats temporary investments with a maturity of less than three months as cash.

     c. Exploration Costs

     Cost of acquisition, exploration, carrying, and retained unproven properties are expensed as incurred. Cost incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value.

     d. Environmental Requirements

     At the report date environmental requirements related to the mineral claims acquired are unknown and therefore an estimate of any future cost cannot be made.

     e. Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives using the straight line methods over a period of five years. Maintenance and repairs are charged against operations and betterment's are capitalized.

     f. Revenue Recognition

     Revenue is recognized when extracted minerals are shipped.

     g. Foreign Currency Translation

     The U.S. dollar amounts presented have been translated from the Brazilian, Honduras and Canada currency amounts in accordance with he criteria set forth in Statement of Financial Accounting Standards 52 (SFAS 52) as applicable to the accounts and transactions of a company operating in the currency of a country with a non-highly inflationary economy. As the reporting currency is the U.S. dollar, the following criteria for the translation of Brazilian reais, Honduras lempira and Canadian dollars to U.S. dollars was applied to the local currency basis financial statements according to SFAS 52.

                     HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


     Assets and liabilities were translated by using the exchange rate at the balance sheet date;

     Revenues, expenses, gains, losses were translated by using the weighted average exchange rate for the period from January 1, to March 31, 2000.

     The translation loss for the period from January 1, to March 31, 2000 was reported separately as a component of shareholder's Equity (as a CTA -cumulative translation adjustment); The capital account in Shareholder's equity was translated by using the historical exchange rate.

     h. Selling and Marketing Costs

     Selling and Marketing - Certain selling and marketing costs are expensed in the period in which the cost pertains. Other selling and marketing costs are expensed as incurred.

     i. Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     j. Asset Impairment

     The Company adopted the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS No. 121) effective January 1, 1996. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of.

     k. Earnings per share

     Basic earnings per share are calculated on the basis of the weighted average number of common shares outstanding for each period.

     Note 3 - Acquisition of Assets
              ---------------------

     The following claims have not been proven to have a commercial minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed

     a. Lagoa da Pedra Project

     On March 13, 1995 when the Company entered into an agreement to purchase the alluvial mineral rights in its Lagoa da Pedra Project located on the Jequitinhonha river, near Diamantina, Minas Gerais, Brazil from the Lagoa da Pedra Partnership (the "Partnership") for 34,202 shares of common stock. The partnership consisted of Charles Stetler, a geologist (owning 12.5% of the Partnership), Jose Lourenco Viana Neto ("Viana") (owning 12.5% of the Partnership), Enterprise Gold Limited,a partnership located in Monaco (owning 50% of the Partnership) and Perth Limited of the British Virgin Islands (owning 25% of the Partnership). Charles Stetler and Viana are experienced in the mining industry in Brazil and will manage the operations in Brazil and EGL and Perth

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


are investors with international business affiliations that assisted in the corporate development of the operation. The transaction has been accounted for as a reverse merger and is accounted for at historical cost as if a pooling of interests had occurred with the recording of the net assets acquired at their historical book value. The financial statements of the Company have been retroactively restated to include the combined statements of operations and cash flows for the period from inception, March 22, 1992, to March 13, 1995 and the statements of operations and cash flows of Lagoa da Pedra Partnership for the period March 13, 1995. The aggregate moneys spent on the project to date represent $293,197.

     The contract for purchase required a payment of $30,000 with a down payment of $5,000 which was paid on May 10, 1993 by the Lagoa da Pedra Partnership and the balance of $25,000 to be paid by December 31, 1996 by the Loagoa da Pedra Partnership. The terms of the agreement were modified on various occasions to extend the time required to pay the balance of $25,000.

     As of December 31, 1996, the Company had concluded that the Logoa da Pedra Project is not able to yield production sufficient to offset the required investment in exploration and commercial production costs and had charged the mineral costs $446,967 accumulated for this project were charged to operations for the year ending December 31, 1996.

     b. Option on Acquisition of Minas Novas

     On June 27, 1996, the Company entered into an agreement with Minas Novas Pesquisa E Lavra S.A. ("Minas Novas"), a Brazilian corporation for the acquisition of 95% of the issued and outstanding stock of Minas Novas for a purchase price of $380,000.

     On September 1, 1997, the agreement was modified as to the terms and conditions as follows:

     The Company was given recognition of the $15,000 paid pursuant to the original agreement on June 27, 1996.

     On September 11, 1997, the Company issued an aggregate of 2,971 shares of restricted common stock as part consideration in the acquisition of Minas Novas and to extend the deadline for the payment of the purchase price of the mineral property. These shares were subsequently restated to 2,971 upon the reverse split of the Company's stock. The shares were issued as restricted stock and valued at $0.21 per share.

     On December 16, 1997, the Company issued an additional 250,000 shares of common stock pursuant to the agreement with Minas Novas to three individuals named in the agreement as follows: 137,500 shares to Friedrich Ewald Renger, 87,500 shares to Victor Eugenio Suckau and 25,000 shares to Lothar Wirth. These shares were issued as a further inducement to extend the deadline for the payment of the purchase price of the mineral property and as additional consideration and collateral for the consummation of this purchase agreement. The shares of common stock, were issued as restricted stock and were valued at $0.25 per share for an aggregate of $62,500 and charged to operations as a cost of acquiring the mineral property.

     The shareholders' of Minas Novas have an option until September 30, 1998, to require the Company to repurchase the 250,000 shares at $2.00 per share for an aggregate consideration of $500,000 by notifying the company of Minas Nova's intention in writing by September 1, 1998 and must effect payment within 120 days. Thirty days after written notice, interest will accrue at the rate of 2% per month. In the event of default by the Company to repurchase these shares, then the present contract looses all legal validity and all outstanding shares of Minas Novas must be returned to the seller without onus to the seller. Effective September 2, 1998, if the principals of Minas Novas wish to sell on the open market any part of the 250,000 shares of restricted stock, these shares can only be sold in blocks with a combined maximum value of $100,000 in any given month.

                     HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


     The Company also agreed begin to advance money as follows:

     $5,000 per month for the next 12 months for payment of administration costs commencing September 1, 1997.

     $20,000 toward the costs of the elaboration of the Economic Development Plan as required by the Brazilian government.

     $80,000 for working capital commencing December 1, 1997.

     The default of any of the obligations of either the Company or Minas Novas that is not corrected in a maximum period of 30 days, counting the date of the specific notification will cause the dissolution of the contract and subject the Company to a penalty of $210,000 and the return to each party the shares issued pursuant to this contract.

     As of December 31, 1997, the Company reflected a total Contract Payable of $603,000 consisting of a $103,000 balance for monies due towards the 4 monthly payments of $5,000 due for 1997, the $80,000 and the $20,000 less $17,000 paid as of December 31, 1997 and the liability for the repurchase of 250,000 shares of common stock for an aggregate consideration of $500,000.

     The Company has charged operations for an aggregate of $240,000 representing the $120,000 in operating monies due Minas Novas and $120,000 representing the difference in the purchase price of $120,000 due to the penalties for prolonging payment of the original terms of purchase ($500,000 for the option of the 250,000 shares at $2.00 less the original purchase price of $380,000).

     As of December 31, 1998, the Company has concluded that the Minas Novas Project is not able to yield production sufficient to offset the required investment in exploration and commercial production costs and has charged the cost to purchase the Minas Novas project of $380,000 to operations for the year ending December 31, 1998. Management is also of the opinion that Minas Novas Pesquisa E Lavra S.A. has not lived up to the terms and conditions of the contract for purchase, exploration and development entered into on September 11, 1997 and has discontinued any further relationship with the shareholders of Minas Novas. The Company has also placed a stop transfer order on the 250,000 shares of common stock that were issued as a further inducement and as additional consideration and collateral for the consummation of this purchase agreement and has requested the return of these shares. Management is also of the opinion that it is not liable for default of monies due under the terms of this agreement and has written off additional liabilities aggregating $603,000. Pursuant to the terms and conditions of the agreement, the Company may be liable for liquidated damages of up to $210,000 if litigation should occur.

     As of March 31, 2000, a lawsuit has not been entered into by either party and in the opinion of management a lawsuit by Minas Novas is not expected considering that they have regained all rights to the property and their shares of stock and the benefits of the Company's investment in property improvements and equipment purchased.

     c. Arizona Property

     On May 5, 1997, the Company issued, pursuant to regulation D, an aggregate of 2,000,000 shares of common stock to various parties in consideration for the purchase of 1 unpatented mining claims situated in Pima County, Arizona, valued at $20,000.

     This agreement was memorialized on January 23, 1998 with the actual transfer and registration of title to the 18 mining claims. As of December 31, 1998, the Company has concluded that the Arizona Project is not able to yield production sufficient to offset the required investment in exploration and commercial production costs and has charged the mineral costs of $29,658 accumulated for this project and has charged operations for the year ending December 31, 1998.

                     HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


     d. Honduras Properties

     In October, 1997, the Company, through its subsidiary Highland Resources Honduras S.A., of which the Company owns 95%, entered into an agreement for the purchase of 100% ownership of the and the mineral rights from Desarrollo De Recursos Naturales, S. de R.L. de C.V., ("Derena") consisting of mineral concessions aggregating 18,000 hectares. The agreement was memorialized in Honduras on March 18, 1998 with the recording and registration of the Company rights and titles to the concessions in Tegucigalpa, Honduras through the Company's subsidiary Highland Resources Honduras, S.A.

     As of March 31, 1998, title had transferred by agreement but had not been officially registered with the local government.

     In June, 1997, the Company paid a fee of $25,000 to Derena for the right to do due diligence on the properties owned by Derena in Honduras. Upon acceptability of the investigation, the Company would obtain 75% ownership of Derena for a cash payment of US$ 250,000. In December, 1998, the percentage of ownership was renegotiated to become 95% ownership. Derena's minority holding of 5% would be a "free carried interest", (i.e. not contributing to exploration, administration and development costs, except as follows:

     Production from all properties would be subject to a 2% "Net Smelter Royalty", payable to Decenna, Mr. Mattsson and/or his assignees and/or successors.

     For a period of 5 years from June 10, 1997, the Company have the option to purchase Mr. Mattsson's minority interest interests, whether carried or participatory for the sum of US$ 1,000,000.

     Mr. Mattsson has been appointed to the Executive Advisory Board of the Company.

     As of December 31, 1998, the Company has paid $391,313 pursuant to the terms of this agreement and the percentage of ownership was renegotiated to become 95%.

     Note 4- Related Party transactions
             --------------------------

     a. Issuance of Common Stock

     On March 31, 1992 the Company issued 100 common shares to Mr. Roger Fidler in consideration for $1,500 in cash and the contribution of $500 in organization costs.

     On December 16, 1997, the Company issued ,pursuant to regulation D, 30,000 shares of common stock to 6 advisory board members in exchange for services over a period of 1 year valued at $1,500 or $.05 per share.

     On September 1, 1996, the Company issued an aggregate of 1,550 shares of common stock to Wolfdietrich Bruehl, former Chairman of the Board, in consideration for services valued at $22,450 or $14.48 per share.

     On September 1, 1996 and May 5, 1997 respectively, the Company issued an aggregate of 1,185 and 28,571 shares of common stock to Charles Stetler, former President, in consideration for services valued at $17,183 and $28,571 respectively.

     On May 5, 1997, the Company issued an aggregate of 14,285 shares of common stock to Melanie Ellerton, former President of the Company for an aggregate consideration for services valued at $5,000 or $.35.

                     HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


     On July 10, 1998, the Company sold an aggregate of 1,070,068 shares of common stock to John Demoleas, President, in consideration for $40,000 or $0.04 per share.

     As of September 30, 1999, the Company sold an aggregate of 8,217,142 shares of common stock for an aggregate of $173,506 or an average value of $0.02 per share to Mr. John Demoleas, President.

     As of December 31, 1998, the Company issued an aggregate of 7,143 shares of common stock to John Demoleas, President of the Company for an aggregate consideration of $5,000 or $.70 per share.

     On May 5, 1997, the Company issued an aggregate of 14,857 shares of common stock to George Nadas in consideration for services valued at $5,000 or $.34 per share.

     As of September 30, 1999, the Company sold 300,000 shares of common stock for $10,000 or $0.03 per share to Mr. George Nadas, Secretary.

     b. Officer Compensation

     For the year ended March 31, 2000, the Company has not paid any salary to any of the officers.

     Note 5 - Preferred Stock
              ---------------

     The certificate of Incorporation was amended on January 17, 1995 increasing the number of shares authorized from 200 common shares with a par value of $.001 to an aggregate number of shares of stock which the corporation shall have authority to issue is 25,000,000, which are divided into 5,000,000 shares of Preferred stock with a par value of $.001. The Preferred Shares have the following provisions:

     a. Dividends are cumulative.

     Preferred shareholders are entitled to receive dividends at the rate of $.12 per share per annum and no more, payable in cash quarterly commencing March 31, 1995 and thereafter on the last day of September, December, March and June of each year on any Preferred series A shares ("Preferred Stock") outstanding. Dividends that are in arrears must be paid before any distribution shall be paid on common stock.

     b. Redemption

     At any time during the six year period commencing on the date of issuance, the Company may redeem all or part of the outstanding shares of the Preferred Stock at the redemption cash price equal to $2.50 per share, together with all declared and unpaid dividends provided the Company gives thirty days prior to the date specified for redemption.

     c. Voting Rights

     Except as otherwise required by law or by the articles of incorporation of the Company, the shares of Preferred Stock shall have no voting rights whatsoever.

    d. Conversion Rights

     Each share of Preferred Stock shall be convertible at the option of the holder, at any time during the time period commencing 5 years from the date of issuance and ending 6 years from the date of issuance, and on or prior to the 5th day prior to a redemption date into fully paid and nonassessable shares of

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


common stock of the Company. The number of shares of common stock into which each share of the Preferred Stock may be converted shall be determined by dividing the initially issuable conversion price of $2.50 subject to adjustment by the conversion price in effect at the time of the conversion. The conversion price from time to time in effect shall be subject to adjustment as follows: In case the Company shall at any time subdivide the outstanding shares of common stock, or shall issue a stock dividend on its outstanding common stock, the conversion price in effect immediately prior to such subdivision or the issuance of such dividend shall be proportionately decreased, and in case the Company shall at any time combine the outstanding shares of common stock, the conversion price in effect immediately prior to such combination shall be proportionately increased, effective at the close of business on the date of such subdivision, dividend or combination, as the case may be.

     e. Contingent Liability

     The Company shall at all times reserve and keep available out its authorized but unissued common stock, solely for the purpose of effecting the conversion of the Preferred Shares, the full number of shares of common stock deliverable upon the conversion of all Preferred Stock from time to time outstanding.

     At March 31, 2000, the number of shares of preferred stock outstanding was -0-.

     Note 6 - Furniture and Fixtures
              ----------------------

     Furniture and fixtures consisted of the following at:

                                                December 31,
                                                   1999

                 Office equipment               $   7,191
                 Accumulated depreciation           4,533
                                                 --------
                 Balance                         $  2,658


     Note 7 - Income Taxes
              ------------

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of March 31, 2000, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

     At March 31, 2000, the Company has net operating loss carry forwards for income tax purposes of $2,277,551. This carry forward is available to offset future taxable income, if any, and expires in the year 2010. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


     The components of the net deferred tax asset as of March 31, 2000 are as follows:

     Deferred tax asset:

     Net operating loss carry forward                            $  741,462
     Valuation allowance                                           (741,460)
                                                                 ----------
     Net deferred tax asset                                      $     -0-
                                                                 ==========

     The Company recognized no income tax benefit for the loss generated in the period from inception, March 23, 1992, to March 31, 2000.

     SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

     Note 8 - Cash Flow Information
              ---------------------

     The following is supplemental cash flow information for the period from inception , March 23, 1992, to December 31, 1997

           Issuance of 34,202  common shares for
               acquisition  of mineral properties.
               on March 13, 1995                                      $(297,193)

           Issuance of 10,057 common shares for
               forgiveness of debt.                                    (147,376)

           Issuance of 2,971 common shares as part
               consideration of Minas Novas                             (43,056)

           Issuance of 285,714 common shares as
               consideration for acquisition of Arizona
               properties                                              (100,000)

           Issuance of  187,143 common shares in
               consideration for consulting fees                        (65,500)

           Issuance of 35,714 common shares as part
               consideration for the Minas Novas acquisition            (62,500)

           Issuance of 4,286 common shares to 6 advisory
               board members in exchange for services                    (1,500)

           Capital Stock                                                717,125
                                                                       --------
           Total                                                       $    -0-


     The following is supplemental cash flow information for the year ended December 31, 1998:

          Issuance of 380,000 common shares in consideration
            of consulting fees                                 $(76,500)

          Issuance of 599,950 common shares in consideration
            of the conversion of debt                           (96,000)

          Capital Stock                                         172,500
                                                               --------
          Total                                                $    -0-

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


     Note 9 - Commitments and Contingencies
              -----------------------------

     a. Stock Option Plan and Stock Grant Program

     In June 1995, the Company adopted a non-qualified stock option plan and a stock grant program with the following provisions.

     1. Stock Option Plan: The Company has reserved 300,000 shares of its authorized common stock for issuance to key employees, officers and consultants. Under this plan, no employee may receive more than 50,000 options. Options are nontransferable and expire if not exercised within two years. The options may not be exercised by the employee until after the completion of two years of employment with the Company. The options are issuable to officers, key employees and consultants in such amounts and prices as determined by the Board of Directors. As of December 31, 1997, no options have been granted pursuant to this plan.

     2. Stock Grant Program: The Company has reserved 300,000 shares of its authorized common stock for issuance to key employees, officers, directors, and consultants. Under this plan, no employee may receive more than 100,000 options. The program requires the employee to remain in the employ of the company for at least one year following the grant and to agree not to engage in any activity which would be considered in competition with the Company's business. If the employee violates any one of these conditions the ownership of the stock issued under the program shall revert back to the Company. The stock issued under the program is nontransferable for two years. As of December 31, 1998 and September 30, 1999, no options have been granted pursuant to this plan.

     b. Leased Office Space

     The Company occupies office space at the office's of George Nadas, Chartered Accountant and Secretary to the Company at 800 Petrrolia Road, Unit 7, Toronto, Canada M3J 3K4. The Company pay rent on a month to month basis at the rate of $250.

     c. Leased Office Space in Honduras

     On October 26, 1997, the Company through its subsidiary HRH leased for two years approximately 630 square feet of office space in the city of Tequcigalps for $625 per month.

     d. Consulting Agreements

     1. Agreement with Loeb Aron & Company Ltd.

     On November 17, 1997, the Company entered into a consulting agreement with Loeb Aron & Company LTD.("Loeb Aron"), a company incorporated in England for services relating to geology and related mining, smelting, engineering, and production of minerals. The agreement is for two years beginning October 1, 1997 and is extended automatically for a period of 6 months or until notice is given by either party.

     For the year ended December 31, 1998, the Company has paid Loeb Aron as follows: On February 4, 1998, 714 post split shares of common stock valued at $1,000 and on September 10, 1998, 230,000 shares of common stock valued at $25,000.

     2. Agreement with A-Z Professional Consultants, Inc. a Utah corporation, ("A-Z"), for the purposes of consulting on matters relating to mergers and acquisitions, advising corporate management and in performing general administrative duties for public-held companies and development stage investment ventures. The term is for 1 year and is renewable.

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


     Payment for these services is 1,300,000 shares of common stock. As of September 30, 1999, the Company has delivered 600,000 shares of common stock valued at $0.05 per share for an aggregate consideration of $30,000. The Company has reserved 700,000 shares of common stock pending delivery of the shares.

     f. Litigation

     The Company has no litigation pending at present.

     Note 10 - Convertible Promissory Note
               ---------------------------

     The Company borrowed an aggregate of $125,000 as evidenced by a Convertible Promissory Note, (the "Note") dated March 26, 1998 and due September 22, 1998. The Company received net proceeds of $109.635 after paying interest in advance of $15,635. The Note is payable pursuant to the following terms and conditions:

     Interest is payable at the rate of 12% in advance upon the closing of the issuance of this Note. The holder of this Note has the right to convert this note, in whole or in part at any time into shares of common stock, at the lesser of 75% of the lowest closing bid price for the shares quoted on the Bulletin Board for the 5 day trading period ending on the day prior to the conversion date, or the lowest closing bid price for the shares quoted on the Bulletin Board for the five day trading period ending on the day prior to the date.

     Notwithstanding any provisions of this Note, in no event will the Holder be entitled to convert this Note into shares to the extent that after such conversion, the number of shares of common stock beneficially owned by the Holder and its affiliates and the number of shares issuable upon the conversion of this Note would result in beneficial ownership and its affiliates of more than 4.9% of the issued and outstanding shares of common stock as of the date of the conversion.

     The number of shares is also subject to various conversion price adjustments and adjustment for reverse stock splits.

     The Company has agreed to use the proceeds of this Note for working capital and not to pay any indebtedness of the Company.

     As of December 31, 1998, the Company had converted $101,000 in debt into an aggregate of 1,018,584 shares of common stock for an average conversion price of $.10 per share.

                     HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


     As of March 31, 2000, the Company converted the balance of $24,000 into 799,683 shares of common stock in consideration for the conversion of $24,000 in debt $.03 per share.

     On the dates of conversion of the promissory notes, the conversion prices were less than the fair values of the common stock, hence a beneficial conversion feature is attached to these convertible notes. For the year ended December 31, 1998 and 1999, the amount of this beneficial conversion feature is $41,248 and $7,994 respectively and has been recorded as interest expense and additional paid-in-capital for the years ended December 31, 1998 and 1999.


Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDING MARCH 31, 2000 AND THE PERIOD FROM INCEPTION (MARCH 23, 1992) TO MARCH 31, 2000.

Exploration Stage Activities:

          The Company has been an exploring stage enterprise from its inception March 23, 1992, to March 31, 2000. The Company is an exploration stage company involved in the exploration of a gold mining concession in Honduras, which began in October, 1997.

          The Company was formed on March 23, 1992 and remained inactive until March 13, 1995 when the Company entered into an agreement to purchase the alluvial mineral rights in its Lagoa da Pedra Project from the Lagoa da Pedra Partnership for 34,202 of the Company's common shares. As of December 31, 1996, the Company had concluded that the Logoa da Pedra Project is not able to yield production sufficient to offset the required investment in exploration and commercial production costs and had charged the mineral costs $446,967 accumulated for this project were charged to operations for the year ending December 31, 1996.

          On June 27, 1996, the Company, under the same management, entered into an agreement with Minas Novas Pesquisa E Lavra S.A. ("Minas Novas"), a Brazilian corporation for the acquisition of 95% of the issued and outstanding stock of Minas Novas, which included various mineral properties in Brazil. As of December 31, 1998, the Company, under the direction of a new President, John Demoleas, concluded that the Minas Novas Project was not able to yield production sufficient to offset the required investment in exploration and commercial production costs and has charged the accumulated mineral costs of $225,191 to operations as of December 31, 1998.

          On May 5, 1997, the Company issued, pursuant to regulation D, an aggregate of 2,000,000 shares of common stock to various parties in consideration for the purchase of 1 unpatented mining claims situated in Pima County, Arizona, valued at $20,000. As of December 31, 1998, the Company has concluded that the Arizona Project is not able to yield production sufficient to offset the required investment in exploration and commercial production costs and has charged the mineral costs of $29,658 accumulated for this to operations for the year ending December 31, 1998.

          In October, 1997, the Company, through its subsidiary Highland Resources Honduras S.A., of which the Company owns 95%, entered into an agreement for the purchase of 100% ownership of the mineral rights from Desarrollo De Recursos Naturales, S. de R.L. de C.V., ("Derena") consisting of mineral concessions aggregating 18,000 hectares. As of December 31, 1999, the property in Honduras is the only active mining project that the Company feels will be capable of yielding production level quantities of gold. As of March 31, 2000, the Company has charged an aggregate of $722,975 to exploration costs. The Company is in the process of pursuing and finding a management team to complete the feasibility studies and conducting geologic exploration and analyze test borings of the Honduras project.

          To finance these activities, the Company sold through the period from 1995 through September 30, 1997 an aggregate of 300,000 shares of common stock with an aggregate consideration of $105,000. The Company has sold for the period of October, 1997 through December 31, 1999 an aggregate of 12,798,114 shares of common stock for an aggregate consideration of $954,506.

          There can be no assurance that production will develop. Further investments into exploration activities as defined in the Company's operating plan will significantly reduce the cost of preparation, processing and production by enabling the Company to operate without reliance upon outside vendors and suppliers.

          During this exploration period, the Company has been financed through loans that were subsequently converted to 965,562 shares of common stock aggregating $265,741, and through the sale of 11,736,528 shares of common stock aggregating $990,000.

          Results of Operations for the period ended March 31, 2000 as compared to the period ended March 31, 1999. For the year period ended March 31, 2000, the Company has not generated any revenue from the production and sale of minerals. In January 2000 Highland Resources Honduras S. A. hired Pecas Consultores to handle all administrative and personnel functions in Honduras including moving its offices to a new location in order to reduce expenses and oversee the exploration work on the Zapote I property.

          The Company's general and administrative costs aggregated approximately $18,882 for the period ended March 31, 2000 as compared to $34,956 for the period ended March 31, 1999 representing a decrease of $16,074. This decrease represents managements desire to restrict available moneys to exploration of the Honduras concession during the year ended March 31, 2000. The reduction in expenses for the quarter ended March 31, 2000 include, reduction in salary expense, reduction in travel expenses and the focus by the Company on utilizing available cash in developing the property in Honduras and the cessation of expenses related to the Brazil properties.

Liquidity and Capital Resources.

          The accompanying financial statements have been prepared on a going concern basis which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred net losses from inception to March 31, 2000 of $2,277,551. The Company has not generated positive cash flow from operations in 2000. These factors indicate that the Company's continuation as a going concern is dependent upon, among other things, its ability to obtain adequate financing.

          The Company's cash balance at March 31, 2000 was $2,762. For the quarter ended March 31, 2000, the Company continued to be funded in part from the sale during earlier years of 7,600,000 shares of common stock aggregating $114,000 and from the proceeds from the sale of a convertible bonds and the subsequent conversion into an aggregate of 799,999 shares of common stock for an aggregate of $49,032 and an officer loan of $50,000. However the Company does transfer US Dollars into the accounts of its subsidiaries in Canada and Honduras and in the past Brazil. Assets and liabilities were translated using the exchange rate at the balance sheet date; revenues, expenses, gains and losses were translated by using the weighted average exchange rate for the period from January 1, 1999 to March 31, 2000.

          Interest was payable at the rate of 12% in advance upon the closing of the issuance of this Note. The holder of this Note had the right to convert this Note, in whole or in part at any time into shares of common stock at the lesser of 75% of the lowest closing bid price for the shares quoted on the Bulletin Board for the 5 day trading period on the day prior to the conversion date, or the lowest closing bid price for the shares quoted on the Bulletin Board for the five day trading period ending on the day prior to the date.

          For the quarter ended March 31, 2000 the Company expended cash as follows: General and Administrative $18,882; Exploration $17,106; and loss on sale of securities $11,386; and interest expense $169.

          During the first quarter of 2000, the Company restricted its expenses for exploration expenses to the Honduras project.

As of December 31, 1998, the Company has concluded that the Minas Novas Project is not able to yield production sufficient to offset the required investment in exploration and commercial production costs and has charged the cost to purchase the Minas Novas project of $380,000 to operations for the year ending December 31, 1998. Management is also of the opinion that Minas Novas Pesquisa E Lavra S.A. has not lived up to the terms and conditions of the contract for purchase, exploration and development entered into on September 11, 1997 and has discontinued any further relationship with the shareholders of Minas Novas. The Company has also placed a stop transfer order on the 250,000 shares of common stock that were issued as a further inducement and as additional consideration and collateral for the consummation of this purchase agreement and has requested the return of these shares. Management is also of the opinion that it is not liable for default of monies due under the terms of this agreement and has written off additional liabilities aggregating $603,000. Pursuant to the terms and conditions of the agreement, the Company may be liable for liquidated damages of up to $210,000 if litigation should occur

          In the opinion of management, there is in fact very little likelihood that the liquidated damages will ever be paid. The people at Minas Novas have taken back their shares of stock, kept any equipment and improvements that were made a part of the property, kept any additional cash that was paid to them and in addition have kept all of the shares of common stock issued to them except for the stop transfer on the 250,000 shares. This enrichment amounts to far in excess of any loss they have suffered. However, the costs of bringing the lawsuit in a foreign country would only bring the Company additional expenses beyond what the potential near term value of the resources to be recovered. Whatever resources the Company has at its disposal may well be better spent on the Honduras property which is in fact showing promise. Further the laws of Brazil legislated in the last few years only serve to make mining operations in Brazil more expensive than the value of the minerals to be obtained.

          Management believes that it will be required raise funds in addition to funds provided by personal resources. Management believes that approximately $300,000 will be needed from either personal resources or needed to be raised through private placements or a public offering in order to complete preliminary exploration, purchase equipment and begin production. The proceeds from these fund raisings from one or more of these sources should be sufficient to satisfy Management's objectives of purchasing equipment for office, production and exploration of $100,000, conduct ore testing amounting to $30,000; pay consultants $80,000; salaries of $30,000; office expenses of $30,000; telephone of $10,000; and pay travel expenses of $20,000. The ability of the Company to remain as a going concern over the next 12 months to further explore the Honduran property and cover its administrative obligations is dependent on its ability to raise capital, which has come from management since September 1999. There remains substantial doubt about the company's ability to raise capital in the market s and how long management can continue to fund operations.

          Income tax: As of December 31, 1999 the Company had a tax loss carry-forward of $2,277,551. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.

          The Company expects its capital requirements to increase over the next several years as it continues to develop its business, increases sales and administration infrastructure and embarks on developing in-house business capabilities and facilities. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's present management can fund or raise funds to continued capital requirements, the costs and timing of expansion of exploration, property development, facilities expansion needs, and competition in the business entered into.

          The Company believes that its available cash and cash from management contributions is not sufficient to satisfy its funding needs to complete the Company's exploration needs and bring the company to an exploration stage. The Company will continue to seek working capital from private placements and will seek to conduct a public offering for its securities once the Company has been approved to become a reporting Company. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all. If the Company is unsuccessful in raising capital in a timely manner to continue the Company's exploration process, this will significantly delay the Company from achieving profitable operations.

          If management is unable to provide funds from private sources or raise funds through private or public offers, this could materially jeopardize the Company's ability to continue as a going concern and may even cause the Company the continued ownership of the present mineral holdings.

          To date, the Company is an exploration Stage Company involved in the application and development of a gold mining concession in Honduras which it began in October 1997.

--------------------------------------------------------------------------------

SIGNATURES:
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  HIGHLAND HOLDING INTERNATIONAL, INC.
                                            (Registrant)

                                  /s/ JOHN DEMOLEAS
                                  -------------------------------------
                                  John Demoleas:  President

Date:  July 7, 2000

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM MARCH 31, 2000 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

PERIOD TYPE                                                               3-MOS
FISCAL YEAR END                                                     DEC 31,2000
PER END                                                          MARCH 31, 2000
CASH                                                                $     2,762
SECURITIES                                                          $     2,553
RECEIVABLES                                                         $         0
PREPAID EXPENSES                                                    $     1,104
CURRENT ASSETS                                                      $     9,077
FIXED ASSETS                                                        $     2,658
TOTAL ASSETS                                                        $     9,077
CURRENT LIABILITIES                                                 $    71,607
LONG TERM LIABILITIES                                               $   210,000
CAPITAL STOCK                                                       $    14,685
PAID IN CAPITAL                                                     $ 1,984,354
RETAINED EARNINGS                                                   $(2,277,551)
SALES                                                               $         0
EXPENSES                                                            $    35,988
NET INCOME (LOSS)                                                   $   (35,988)
STOCKHOLDERS EQUITY                                                 $  (272,530)