Form 10QSB
period 2000-06-30
HIGHLAND HOLDINGS INTERNATIONAL INC
filed 2000-07-21
CIK 1100273

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________to__________

                        Commission file number 000-28461

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)


DELAWARE                                                     98-0179679
------------------------------                               -------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

6227 Highway 393
Crestview, Florida                                           325399
---------------------------------------                      ----------------
(Address of principal executive offices)                     (Zip code)


Issuer's telephone number   (905) 812-9088
                            --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2000 there were 14,684,897 shares of common stock outstanding.

Transitional Small business Disclosure Format (check one): Yes___  No X.

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.
                                                                        --------
PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
     Balance Sheet  June 30,2000                                          1

     Income Statements for the Quarter ended June 30, 2000 and
     Comparison to June 30, 1999 and for the Year Ended
     December 31, 1999.                                                   2

     Statements of Cash Flows for the Period ended June 30, 2000
     and June 30, 1999 and Year Ended December 31, 1999                   3

     Statement of Stockholders' Equity                                    4

     Notes to the Financial Statements                                    5-16

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                            16-19

Schedule                                                                  20


PART 2. OTHER INFORMATION

None

PART 1
Item 1.

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                           CONSOLIDATED BALANCE SHEET


                                                                      June 30,
                                                                        2000
                                                                        ----
                                     Assets
Current assets
  Cash                                                              $     3,404
  Investments                                                               653
  Prepaid expenses                                                        1,104
                                                                    -----------
  Total current assets                                                    5,161

Furniture and fixtures-net                                                2,658


Total assets                                                        $     7,819
                                                                    ===========

                      Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued expenses                             $     4,782
  Officer loan payable                                                  101,274
  Contract payable                                                      210,000
                                                                    -----------
  Total liabilities                                                     316,056

Stockholders equity
  Preferred stock- $.001 par value, authorized 5,000,000 shares
  The number of shares outstanding at June 30, 2000 was -0-
  Capital stock- $.001 par value, authorized 20,000,000 shares
  The number of shares outstanding at June30, 2000 was 14,684,581        14,685
  Additional paid in capital                                          1,984,354
   Accumulated other comprehensive income: Currency translation           5,982
  Accumlated deficit during development stage                        (2,313,258)
                                                                    -----------
Total stockholders equity                                              (308,237)
                                                                    -----------
Total liabilities and stockholders equity                           $     7,819
                                                                    ===========


                 See accompanying notes to financial statements



                          HIGHLAND HOLDINGS INTERNATIONAL, INC.
                             (an exploration stage company)
                          CONSOLIDATED STATEMENT OF OPERATIONS


                                                                            For the period
                                                                            from inception,
                                                                            March 23, 1992
                                                  For the        For the          to
                                               period ended   period ended   June 30, 2000
                                               June 30, 1999  June 30, 2000    Unaudited
                                               -------------  -------------    ---------

Income                                          $       -0-    $       -0-    $       -0-

Cost of goods sold                                      -0-            -0-            -0-
                                                -----------    -----------    -----------

Gross profit                                            -0-            -0-            -0-

Operations:
  General and administration                         65,695         21,289        853,965
  Exploration                                        37,500         48,506        754,375
  Non cash compensation-consulting fees                   0              0        125,500
  Non cash payment for mining interests                                           891,753
  Depreciation and amortization                           0              0          4,533
                                                -----------    -----------    -----------
Total expense                                       103,195         69,795      2,753,033

Loss from continuing operations                    (192,702)       (69,795)    (2,753,033)

Other income and loss
  Gain on sale of securities                              0        (13,286)       (11,086)
  Interest expense                                        0           (169)       (65,046)
  Write down of debt due to Brazilian parties             0              0        393,000
                                                -----------    -----------    -----------
Total other income and expenses                           0        (13,455)       320,620

Net Profit (Loss) from operations               $  (103,195)   $   (83,250)   $(2,313,258)
                                                ===========    ===========    ===========

Net loss per share-basic                        $     (0.04)   $     (0.01)   $     (0.23)
                                                ===========    ===========    ===========
Weighted average number of shares outstanding     2,300,055      9,962,675      9,962,675
                                                ===========    ===========    ===========


                 See accompanying notes to financial statements

                                       2

                           HIGHLAND HOLDINGS INTERNATIONAL, INC.
                              (an exploration stage company)
                           CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                              For the period
                                                                              from inception,
                                                                              March 23, 1992,
                                                    For the         For the          to
                                                 period ended    period ended  June 30, 2000
                                                 June 30, 1999   June 30, 2000   Unaudited
                                                 -------------   -------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net profit (loss)                               $  (103,195)   $   (83,250)   $(2,313,258)
  Add items not affecting cash
  Depreciation and amortization                             0              0          4,533
  Issuance of common stock for consulting fees              0              0        125,500
  Issuance of common stock for mining interests                                     891,753
  Issuance of shares for conversion of debt                 0                       237,853
  Interest expense                                          0              0         49,242
  Write down of debt due to Brazilian parties               0                      (393,000)
Changes in non-cash operating accounts
  Prepaid expenses                                      5,179              0         (1,104)
  Accounts payable                                      2,104           (176)         4,782
                                                  -----------    -----------    -----------
TOTAL CASH FLOWS FROM OPERATIONS                      (95,912)       (83,426)    (1,393,699)

CASH FLOWS FROM FINANCING ACTIVITIES
  Officer loan payable                                                51,274        101,274
  Contract payable                                          0                       210,000
  Proceeds of convertible note                              0
  Currency translation adjustment                           0              0          5,982
  Capital contribution                                      0              0         35,024
  Sale of stock-net of offering costs                  83,504              0      1,052,667
                                                                 -----------    -----------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES             83,504         51,274      1,404,974

CASH FLOWS FROM INVESTING ACTIVITIES
  Marketable securities                                              (29,878)          (653)
  Security deposit                                          0
  Office equipment                                     (1,241)                       (7,191)
                                                  -----------    -----------    -----------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES             (1,241)       (29,878)        (7,844)
                                                  -----------


NET INCREASE (DECREASE) IN CASH                       (13,649)        (2,274)         3,404
CASH BALANCE BEGINNING OF PERIOD                       20,198          5,678            -0-
                                                  -----------    -----------    -----------
CASH BALANCE END OF PERIOD                        $     6,549    $     3,404    $     3,404
                                                  ===========    ===========    ===========


                      See accompanying notes to financial statements

                                           3

                                               HIGHLAND HOLDINGS INTERNATIONAL, INC.
                                                  (an exploration stage company)
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

                                                                                            Deficit
                                                                                          accumulated
                                                                            Additional      during       Currency
                                                  Common          Common      paid in     exploration   translation
          Date                                     Stock           Stock      captial        stage       adjustment        Total
          ----                                     -----           -----      -------        -----       ----------        -----
03-13-1992                                          8,333              8    $     1,992                                 $     2,000
Net loss                                                                                       (1,800)                       (1,800)
                                                                                          -----------                   -----------
12-31-1994                                          8,333              8          1,992        (1,800)                          200
Issuance of stock for acquisition                  34,202             34        293,163                                     293,197
additional capital contribution                                                  27,000                                      27,000
Currency translation adjustment
Net loss                                                                                      (30,050)                      (30,050)
                                                                                          -----------                   -----------
12-31-1995                                         42,535             42        322,155       (31,850)                      290,347
Issuance of shares for forgiveness of loans        10,057             10        147,366                                     147,376
Issuance of shares for acquisition                  2,971              3         43,053                                      43,056
Currency translation adjustment
Net loss                                                                                     (845,629)                     (845,629)
                                                                                          -----------                   -----------
12-31-1996                                         55,563             55        512,574      (877,479)                     (364,850)
Issuance of shares for acquisition                285,714            286         99,714                                     100,000
Issuance of shares for consulting services        187,143            187         65,313                                      65,500
Sale of shares                                     42,857             43         14,957                                      15,000
Sale of shares                                    257,143            257         89,743                                      90,000
Issuance of shares for acquisition                 35,714             36         62,464                                      62,500
Issuance of shares to Advisory Board                4,286              4          1,496                                       1,500
Sale of shares                                     75,000             75        524,925                                     525,000
Currency translation adjustment                                                                                8,621          8,621
Net loss                                                                                   (1,093,679)                   (1,093,679)
                                                                                          -----------                   -----------
12-31-1997                                        943,420            943      1,371,186    (1,971,158)         8,621       (590,408)
Issuance in consideration for consulting fees      40,000             40         28,460                                      28,500
Issuance of shares for conversion of debt       1,018,584          1,019         99,981                                     101,000
Sale of shares through private placement          604,761            605        155,395                                     156,000
Sale of shares                                    340,000            340         33,660                                      34,000
Sale of shares through private placement        2,738,133          2,738         79,406                                      82,144
Beneficial conversion feature on loans                                           41,248                                      41,248
Foreign currency translation                                                                                    (940)          (940)
Net loss                                                                                      (56,445)                      (56,445)
                                                                                          -----------                   -----------
12-31-1998                                      5,684,898    $     5,685    $ 1,809,336    (2,027,603)         7,681       (204,901)
Capital contribution                                                              8,024                                       8,024
Sale of shares through private placement        7,600,000          7,600        106,400                                     114,000
Issuance of shares for conversion of debt         799,683            800         23,200                                      24,000
Issuance of shares for consulting fees            600,000            600         29,400                                      30,000
Beneficial conversion feature on loans                                            7,994                                       7,994
Currency translation adjustment                                                                               (1,699)        (1,699)
Net loss                                                                                     (202,405)                     (202,405)
                                                                                          -----------                   -----------
12-31-1999                                     14,684,581    $    14,685    $ 1,984,354   $(2,230,008)   $     5,982       (224,987)
Net loss                                                                                      (83,250)                      (83,250)
                                                                                          -----------                   -----------
06-30-2000                                     14,684,581    $    14,685    $ 1,984,354   $(2,313,258)   $     5,982       (308,237)
                                              ===========    ===========    ===========   ===========    ===========    ===========


All shares issuance reflect a 17,500 forward split on January 24, 1995; a 30 to 1 reverse split on April 4, 1997 and a 7 to 1 reverse split on July 1, 1998.


                                          See accompanying notes to financial statements.

                                                              4

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


     Note 1. Organization of Company and Issuance of Common Stock
     ------------------------------------------------------------

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

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


     On May 30, 1997, the Company sold 42,857 shares of common stock pursuant to Rule 504 for an aggregate consideration of $15,000 or $.35 per share.

     As of June 30, 1997, the Company sold 257,143 shares of common stock, pursuant to a private placement under "Rule 504" of the Securities Act of 1933, as amended, for an aggregate consideration of $90,000 or $.35.

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

     During the year 1998, the Company issued an aggregate of 340,000 shares of common stock for an aggregate consideration of $34,000 in consulting fees or an average of $.10 per share.

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

     Note 2-Summary of Significant Accounting Policies
     -------------------------------------------------

     a. Basis of Financial Statement Presentation

     The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


incurred net losses of $2,313,258 for the period from inception, March 23, 1992, to June 30, 2000. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company is anticipating the need to do further private placements to bring the mine in Honduras into production and with the completion of its additional private placement and with the increase in working capital, the Company will be able to continue to develop the Company's mining concession and begin production. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The recoverability of the amounts shown for the mining projects and the ability of the Company to continue as a going concern are dependent upon its ability to raise capital, achieve profitable operations from its mining activities, and on a satisfactory regulatory environment governing the development and operation of mining properties in Honduras.

     The financial statements presented consist of the consolidated balance sheet of the Company as at June 30, 2000 and the unaudited balance sheet as at June 30, 2000 and the related consolidated statements of operations, stockholders equity and cash flows.

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

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


     Assets and liabilities were translated by using the exchange rate at the balance sheet date;

     Revenues, expenses, gains, losses were translated by using the weighted average exchange rate for the period from January 1, to June 30, 2000.

     The translation loss for the period from January 1, to June 30, 2000 was reported separately as a component of shareholder's Equity (as a CTA -cumulative translation adjustment); The capital account in Shareholder's equity was translated by using the historical exchange rate.

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

     Note 3 - Acquisition of Assets
     ------------------------------

     The following claims have not been proven to have a commercial minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed

     a. Lagoa da Pedra Project

     On March 13, 1995 when the Company entered into an agreement to purchase the alluvial mineral rights in its Lagoa da Pedra Project located on the Jequitinhonha river, near Diamantina, Minas Gerais, Brazil from the Lagoa da Pedra Partnership (the "Partnership") for 34,202 shares of common stock. The partnership consisted of Charles Stetler, a geologist (owning 12.5% of the Partnership), Jose Lourenco Viana Neto ("Viana") (owning 12.5% of the Partnership), Enterprise Gold Limited,a partnership located in Monaco (owning 50% of the Partnership) and Perth Limited of the British Virgin Islands (owning 25% of the Partnership). Charles Stetler and Viana are experienced in the mining industry in Brazil and will manage the operations in Brazil and EGL and Perth are investors with international business affiliations that assisted in the

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


corporate development of the operation. The transaction has been accounted for as a reverse merger and is accounted for at historical cost as if a pooling of interests had occurred with the recording of the net assets acquired at their historical book value. The financial statements of the Company have been retroactively restated to include the combined statements of operations and cash flows for the period from inception, March 22, 1992, to March 13, 1995 and the statements of operations and cash flows of Lagoa da Pedra Partnership for the period March 13, 1995. The aggregate moneys spent on the project to date represent $293,197.

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

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


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

     As of June 30, 2000, a lawsuit has not been entered into by either party and in the opinion of management a lawsuit by Minas Novas is not expected considering that they have regained all rights to the property and their shares of stock and the benefits of the Company's investment in property improvements and equipment purchased.

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

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


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

     For a period of 5 years from June 10, 1997, the Company have the option to purchase Mr. Mattsson's minority interest interests, whether carried or participatory for the sum of US$1,000,000.

     Mr. Mattsson has been appointed to the Executive Advisory Board of the Company.

     As of December 31, 1998, the Company has paid $391,313 pursuant to the terms of this agreement and the percentage of ownership was renegotiated to become 95%.

     Note 4- Related Party transactions
     ----------------------------------

     a. Issuance of Common Stock

     On March 31, 1992 the Company issued 100 common shares to Mr. Roger Fidler in consideration for $1,500 in cash and the contribution of $500 in organization costs.

     On December 16, 1997, the Company issued, pursuant to regulation D, 30,000 shares of common stock to 6 advisory board members in exchange for services over a period of 1 year valued at $1,500 or $.05 per share.

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

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


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

     b. Officer Compensation

     For the year ended June 30, 2000, the Company has not paid any salary to any of the officers.

     Note 5 - Preferred Stock
     ------------------------

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

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


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

     At June 30, 2000, the number of shares of preferred stock outstanding was -0-.

     Note 6 - Furniture and Fixtures
     -------------------------------

     Furniture and fixtures consisted of the following at:

                                             December 31, 1999
                                             -----------------

                       Office equipment           $7,191
                       Accumulated depreciation    4,533
                                                  ------
                       Balance                    $2,658


     Note 7 - Income Taxes
     ---------------------

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of June 30, 2000, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

     At June 30, 2000, the Company has net operating loss carry forwards for income tax purposes of $2,313,258. This carry forward is available to offset future taxable income, if any, and expires in the year 2010. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


     The components of the net deferred tax asset as of June 30, 2000 are as follows:

     Deferred tax asset:

     Net operating loss carry forward             $  741,462
     Valuation allowance                            (741,460)
                                                  ----------
         Net deferred tax asset                   $      -0-
                                                  ==========


     The Company recognized no income tax benefit for the loss generated in the period from inception, March 23, 1992, to June 30, 2000.

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

     Note 8 - Cash Flow Information
     ------------------------------

     The following is supplemental cash flow information for the period from inception, March 23, 1992, to December 31, 1997

      Issuance of 34,202 common shares for acquisition of
           mineral properties on March 13, 1995                $(297,193)

      Issuance of 10,057 common shares for
          forgiveness of debt                                   (147,376)

      Issuance of 2,971 common shares as part
          consideration of Minas Novas                           (43,056)

      Issuance of 285,714 common shares as
          consideration for acquisition of Arizona
          properties                                            (100,000)

      Issuance of  187,143 common shares in
          consideration for consulting fees                      (65,500)

      Issuance of 35,714 common shares as part
          consideration for the Minas Novas acquisition          (62,500)

      Issuance of 4,286 common shares to 6 advisory
          board members in exchange for services                  (1,500)

      Capital Stock                                              717,125
                                                               ---------
      Total                                                    $     -0-


     The following is supplemental cash flow information for the year ended December 31, 1998:

        Issuance of 380,000 common shares in consideration
            of consulting fees                               $ (76,500)

        Issuance of 599,950 common shares in consideration
            of the conversion of debt                          (96,000)

        Capital Stock                                          172,500
                                                             ---------
        Total                                                $     -0-

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


     Note 9 - Commitments and Contingencies
     --------------------------------------

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

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


     Payment for these services is 1,300,000 shares of common stock. As of September 30, 1999, the Company has delivered 600,000 shares of common stock valued at $0.05 per share for an aggregate consideration of $30,000. The Company has reserved 700,000 shares of common stock pending delivery of the shares.

     f. Litigation

     The Company is not a party to any litigation at present.

     Note 10 - Convertible Promissory Note
     -------------------------------------

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

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


     As of December 31, 1998, the Company had converted $101,000 in debt into an aggregate of 1,018,584 shares of common stock for an average conversion price of $.10 per share.

     As of June 30, 2000, the Company converted the balance of $24,000 into 799,683 shares of common stock in consideration for the conversion of $24,000 in debt $.03 per share.

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


Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDING MARCH 31, 2000 AND THE PERIOD FROM INCEPTION (March 23, 1992) T0 JUNE 30, 2000.

Exploration Stage Activities:

     The Company has been an exploration stage enterprise from its inception March 23, 1992, to June 30, 2000. The Company is an exploration stage company involved in the exploration of a gold mining concession in Honduras, which began in October, 1997.

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

     In October, 1997, the Company, through its subsidiary Highland Resources Honduras S.A., of which the Company owns 95%, entered into an agreement for the purchase of 100% ownership of the mineral rights from Desarrollo De Recursos Naturales, S. de R.L. de C.V., ("Derena") consisting of mineral concessions aggregating 18,000 hectares. As of December 31, 1999, the property in Honduras is the only active mining project that the Company feels will be capable of yielding production level quantities of gold. As of June 30, 2000, the Company has charged an aggregate of $722,975 to exploration costs. The Company is in the process of pursuing and finding a management team to complete the feasibility studies and conducting geologic exploration and analyze test borings of the Honduras project.

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

     Results of Operations for the period ended June 30, 2000 as compared to the period ended June 30, 1999. For the year period ended June 30, 2000, the Company has not generated any revenue from the production and sale of minerals. In January 2000 Highland Resources Honduras S. A. hired Pecas Consultores to handle all administrative and personnel functions in Honduras including moving its offices to a new location in order to reduce expenses and oversee the exploration work on the Zapote I property.

     The Company's general and administrative costs aggregated approximately $21,289 for the period ended June 30, 2000 as compared to $65,695 for the period ended June 30, 1999 representing a decrease of $44,406. This decrease represents managements reduction in expenses for the quarter ended June 30, 2000 including a reduction in salary expense, reduction in travel expenses and the focus by the Company on utilizing available cash in developing the property in Honduras and the cessation of expenses related to the Brazil properties.

Liquidity and Capital Resources.

     The accompanying financial statements have been prepared on a going concern basis which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred net losses from inception to June 30, 2000 of $2,313.258. The Company has not generated positive cash flow from operations in 2000. These factors indicate that the Company's continuation as a going concern is dependent upon, among other things, its ability to obtain adequate financing.

     The Company's cash balance at June 30, 2000 was $3,404. For the quarter ended June 30, 2000, the Company continued to be funded in part from the sale during earlier years of 7,600,000 shares of common stock aggregating $114,000 and from the proceeds from the sale of a convertible bonds and the subsequent conversion into an aggregate of 799,999 shares of common stock for an aggregate of $49,032 and an officer loan of $50,000. However the Company does transfer US Dollars into the accounts of its subsidiaries in Canada and Honduras and in the past Brazil. Assets and liabilities were translated using the exchange rate at the balance sheet date; revenues, expenses, gains and losses were translated by using the weighted average exchange rate for the period from January 1, 1999 to June 30, 2000.

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

     For the quarter ended June 30, 2000 the Company expended cash as follows:
General and Administrative $21,289; Exploration $48,506; and loss on sale of securities $13,286; and interest expense $169.

     During the second quarter of 2000, the Company restricted its expenses for exploration expenses to the Honduras project.

     In a special meeting of the Board of Directors on April 3, 2000, Charles Stetler was dismissed as a member of the Board due to his non-involvement since January 2000. Because of his departure from Honduras without explanation at that time and his lack of communication with the company and board since January despite repeated efforts of the Company to contact him his whereabouts remain unknown it was deemed in the Company's best interest that a replacement be sought.

     Also, Highland Resources Honduras, has hired Geoconsult, Inc. an Honduran mining consultant company as of May 2000 to oversee the exploration program on the Zapote 1 Property, previously supervised by Charles Stetler.

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

     Management believes that it will be required raise funds in addition to funds provided by personal resources. Management believes that approximately $300,000 will be needed from either personal resources or needed to be raised through private placements or a public offering in order to complete preliminary exploration, purchase equipment and begin production. The proceeds from these fund raisings from one or more of these sources should be sufficient to satisfy Management's objectives of purchasing equipment for office, production and exploration of $100,000, conduct ore testing amounting to $30,000; pay consultants $80,000; salaries of $30,000; office expenses of $30,000; telephone of $10,000; and pay travel expenses of $20,000. The ability of the Company to remain as a going concern over the next 12 months to further explore the Honduran property and cover its administrative obligations is dependent on its ability to raise capital, which has come from management since September 1999. There remains substantial doubt about the company's ability to raise capital in the markets and how long management can continue to fund operations.

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

                                   HIGHLAND HOLDING INTERNATIONAL, INC.
                                             (Registrant)

                                   /s/ JOHN DEMOLEAS
                                   -------------------------------------
                                   John Demoleas:  President

Date:  July 17, 2000

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM JUNE 30, 2000 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

PERIOD TYPE                                                               3-MOS
FISCAL YEAR END                                                     DEC 31,2000
PER END                                                           JUNE 30, 2000
CASH                                                                $     3,404
SECURITIES                                                          $       653
RECEIVABLES                                                         $         0
PREPAID EXPENSES                                                    $     1,104
CURRENT ASSETS                                                      $     5,161
FIXED ASSETS                                                        $     2,658
TOTAL ASSETS                                                        $     7,819
CURRENT LIABILITIES                                                 $   106,056
LONG TERM LIABILITIES                                               $   210,000
CAPITAL STOCK                                                       $    14,685
PAID IN CAPITAL                                                     $ 1,984,354
RETAINED EARNINGS                                                   $(2,313,258)
SALES                                                               $         0
EXPENSES                                                            $    83,250
NET INCOME (LOSS)                                                   $   (83,250)
STOCKHOLDERS EQUITY                                                 $  (308,237)