Form 10QSB
period 2000-09-30
HIGHLAND HOLDINGS INTERNATIONAL INC
filed 2000-11-14
CIK 1100273

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________to__________

                        Commission file number 000-28461

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)


DELAWARE                                                          98-0179679
-------------------------------                              -------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

6227 Highway 393
Crestview, Florida                                               325399
---------------------------------------                        ----------
(Address of principal executive offices)                       (Zip code)


Issuer's telephone number (905) 812-9088

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No   .
                                                             ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2000 there were 14,684,897 shares of common stock outstanding.

Transitional Small business Disclosure Format (check one): Yes    No X .

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.
                                                                        --------

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
     Balance Sheet September 30,2000                                      3

     Income Statements for the Quarter ended September 30, 2000 and Comparison to September 30, 1999 and for the Year Ended
     December 31, 1999.                                                   4

     Statements of Cash Flows for the Period ended September 30,
     2000 and September 30, 1999 and Year Ended December 31, 1999         5

     Statement of Stockholder Equity for the Period ended
     September 30, 2000 and Prior Periods                                 6-7

     Notes to the Financial Statements                                    8-22

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                            23-29

Schedule                                                                  30


PART 2. OTHER INFORMATION

None


PART 1 Item 1.

                         HIGHLAND HOLDINGS INTERNATIONAL, INC.
                            (an exploration stage company)
                              CONSOLIDATED BALANCE SHEET

                                                            September 30,   December 31,
                                                                2000           1999
                                                             -----------    -----------
                                                              Unaudited
                                        Assets
Current assets
  Cash                                                       $     2,341    $     5,678
  Investments                                                      1,497         31,375
  Prepaid expenses                                                 1,104          1,104
                                                             -----------    -----------
  Total current assets                                             4,942         38,157

Furniture and fixtures-net                                         2,658          2,658


Total assets                                                 $     7,600    $    40,815
                                                             ===========    ===========

                         Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued expenses                      $    19,986    $    22,412
  Officer loan payable                                           127,712         50,000
  Contract payable                                               103,000        103,000
                                                             -----------    -----------
  Total liabilities                                              250,698        175,412
Stockholders equity
  Preferred stock - $.001 par value, authorized
   5,000,000 shares. The number of shares outstanding
   at September 30, 2000 was -0-
  Capital stock - $.001 par value, authorized
   20,000,000 shares. The number of shares outstanding
   at September 30, 2000 was 14,684,581                           14,685         14,685
  Additional paid in capital                                   1,984,354      1,984,354
   Currency translation adjustment                                 5,982          5,982
  Accumulated deficit during development stage                (2,248,119)    (2,139,618)
                                                             -----------    -----------
Total stockholders equity                                       (243,098)      (134,597)
                                                             -----------    -----------
Total liabilities and stockholders equity                    $     7,600    $    40,815
                                                             ===========    ===========


                                          3


                                   HIGHLAND HOLDINGS INTERNATIONAL, INC.
                                      (an exploration stage company)
                                   CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                           For the period
                                                    For the               For the          from inception,
                                                 period ended          Period ended       March 23, 1992 to
                                              September 30, 1999    September 30, 2000    September 30, 2000
                                              ------------------    ------------------    ------------------
                                                  Unaudited             Unaudited             Unaudited

Income                                           $          0          $          0          $          0

Cost of goods sold                                          0                     0                     0
                                                 ------------          ------------          ------------

Gross profit                                                0                     0                     0

Operations:
  General and administration                           20,870                35,488               868,164
  Exploration                                          97,648                59,506               765,375
  Non cash compensation, consulting fees                    0                     0               125,500
  Non cash payment for mining interests                     0                     0               408,363
  Depreciation and amortization                             0                     0                 4,533
                                                 ------------          ------------          ------------
Total expense                                         124,065                94,994             2,152,603

Loss from continuing operations                      (124,065)              (94,994)           (2,171,935)

Other income and loss
  Gain on sale of securities                                0               (13,286)              (11,086)
  Interest expense                                      8,927                  (221)              (65,098)
                                                 ------------          ------------          ------------
Total other income and expenses                        (8,927)              (13,507)              (76,184)

Net Profit (Loss) from operations                $   (139,992)         $   (108,501)         $ (2,248,119)
                                                 ============          ============          ============

Net loss per share-basic                         $      (0.02)         $      (0.01)
                                                 ============          ============
Weighted average number of shares outstanding       5,684,898            14,684,581
                                                 ============          ============





                                        HIGHLAND HOLDINGS INTERNATIONAL, INC.
                                           (an exploration stage company)
                                        CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                        For the period from
                                                                          For the           For the          inception,
                                                                        period ended      period ended   March 23, 1992, to
                                                                        September 30,     September 30,  September 30, 2000
                                                                            1999              2000           Unaudited
                                                                        -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net profit (loss)                                                     $  (139,992)      $  (108,501)      $(2,248,119)
  Add items not affecting cash
  Non cash - forgiveness of debt                                                  0                 0           147,376
  Depreciation and amortization                                                   0                 0             4,533
  Issuance of common stock for consulting fees                                    0                 0           125,500
  Issuance of common stock for the Lagoa da Pedra properties                                                    293,197
  Issuance of common stock for the acquisition of Arizona properties                                            100,000
  Issuance of common stock for the acquisition of Minas Novas                     0                 0           105,556
  Interest expense                                                                0                 0            65,098
Changes in non-cash operating accounts
  Prepaid expenses                                                            5,179                 0            (1,104)
  Accounts payable                                                            2,104            (2,426)           19,986
                                                                        -----------       -----------       -----------
TOTAL CASH FLOWS FROM OPERATIONS                                           (132,709)         (110,927)       (1,387,977)

CASH FLOWS FROM FINANCING ACTIVITIES
  Officer loan payable                                                            0            77,712           127,712
  Contract payable                                                                0                 0           103,000
  Proceeds of convertible note                                                    0                 0           109,365
  Currency translation adjustment                                                 0                 0             5,982
  Sale of stock-net of offering costs                                       120,301                 0         1,053,168
                                                                        -----------       -----------       -----------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                                  120,301            77,712         1,399,227

CASH FLOWS FROM INVESTING ACTIVITIES
  Marketable securities                                                           0            29,878            (1,497)
  Office equipment                                                           (1,241)                0            (7,191)
                                                                        -----------       -----------       -----------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                                   (1,241)          (29,878)           (8,688)
                                                                        -----------


NET INCREASE (DECREASE) IN CASH                                             (13,649)           (3,337)            2,341
CASH BALANCE BEGINNING OF PERIOD                                             20,198             5,678               -0-
                                                                        -----------       -----------       -----------
CASH BALANCE END OF PERIOD                                              $     6,549       $     2,341       $     2,341
                                                                        ===========       ===========       ===========


                                   See accompanying notes to financial statements

                                                       5

                                             HIGHLAND HOLDINGS INTERNATIONAL, INC.
                                                (an exploration stage company)
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

                                                                                      Deficit
                                                                                    accumulated
                                                                       Additional     during        Currency
                                             Common        Common       paid in     exploration    translation
              Date                            Stock         Stock       capital        stage       adjustment        Total
              ----                            -----         -----       -------        -----       ----------        -----
03-13-1992                                    8,333              8    $     1,992                                 $     2,000
Net loss                                                                                 (1,800)                       (1,800)
                                                                                    -----------                   -----------
12-31-1994                                    8,333              8          1,992        (1,800)                          200
Issuance of stock for acquisition            34,202             34        293,163                                     293,197
additional capital contribution                                            27,000                                      27,000
Currency translation adjustment
Net loss                                                                                (30,050)                      (30,050)
                                                                                    -----------                   -----------
12-31-1995                                   42,535             42        322,155       (31,850)                      290,347
Issuance of shares for                       10,057             10        147,366                                     147,376
forgiveness of loans
Issuance of shares for acquisition            2,971              3         43,053                                      43,056
Currency translation adjustment
Net loss                                                                               (845,629)                     (845,629)
                                                                                    -----------                   -----------
12-31-1996                                   55,563             55        512,574      (877,479)                     (364,850)
Issuance of shares for acquisition          285,714            286         99,714                                     100,000
Issuance of shares for consulting
services                                    187,143            187         65,313                                      65,500
Sale of shares                               42,857             43         14,957                                      15,000
Sale of shares                              257,143            257         89,743                                      90,000
Issuance of shares for acquisition           35,714             36         62,464                                      62,500
Issuance of shares to Advisory Board          4,286              4          1,496                                       1,500
Sale of shares                               75,000             75        524,925                                     525,000
Currency translation adjustment                                                                          8,621          8,621
Net loss                                                                             (1,093,679)                   (1,093,679)
                                                                                    -----------                   -----------
12-31-1997                                  943,420            943      1,371,186    (1,971,158)         8,621       (590,408)
Issuance in consideration for
consulting fees                              40,000             40         28,460                                      28,500
Issuance of shares for conversion
of debt                                   1,018,584          1,019         99,981                                     101,000
Sale of shares through private
placement                                   604,761            605        155,395                                     156,000
Sale of shares                              340,000            340         33,660                                      34,000
Sale of shares through private
placement                                 2,738,133          2,738         79,406                                      82,144
Beneficial conversion feature on loans                                     41,248                                      41,248
Foreign currency translation                                                                              (940)          (940)
Net loss                                                                                (56,445)                      (56,445)
                                                                                    -----------                   -----------

Table continues on following page

                                        See accompanying notes to financial statements


                                             HIGHLAND HOLDINGS INTERNATIONAL, INC.
                                                (an exploration stage company)
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

                                                                                       Deficit
                                                                                     accumulated
                                                                       Additional      during        Currency
                                             Common        Common       paid in      exploration    translation
              Date                            Stock         Stock       capital         stage       adjustment       Total
              ----                            -----         -----       -------         -----       ----------       -----

12-31-1998                                5,684,898    $     5,685    $ 1,809,336    (2,027,603)         7,681       (204,901)
Capital contribution                                                        8,024                                       8,024
Sale of shares through private
placement                                 7,600,000          7,600        106,400                                     114,000
Issuance of shares for conversion
of debt                                     799,683            800         23,200                                      24,000
Issuance of shares for consulting fees      600,000            600         29,400                                      30,000
Beneficial conversion feature on loans                                      7,994                                       7,994
Currency translation adjustment                                                                         (1,699)        (1,699)
Net loss                                                                               (112,015)                     (112,015)
                                                                                    -----------                   -----------
12-31-1999                               14,684,581    $    14,685    $ 1,984,354   $(2,139,618)   $     5,982       (134,597)
Net loss                                                                               (108,501)                     (108,501)
                                                                                    -----------                   -----------
09-30-2000                               14,684,581    $    14,685    $ 1,984,354   $(2,248,119)   $     5,982       (243,098)
                                        ===========    ===========    ===========   ===========    ===========    ===========

All shares issuance reflect a 17,500 forward split on January 24, 1995; a 30 to 1 reverse split on April 4, 1997 and a 7 to 1 reverse split on July 1, 1998.


                                        See accompanying notes to financial statements

                                                              7

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


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

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


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

     On December 16, 1997, the Company issued 35,714 shares of common stock for an aggregate consideration of $62,500 pursuant to the agreement with Minas Novas Pesquisa E. Lavra S.A. to three individuals named in the agreement as follows:
19,643 shares to Friedrich Ewald Ronger, 12,500 shares to Victor Eugenio Suckau and 3,571 shares to Lothar Wirth for an aggregate consideration of $62,500 or $1.75 per share.

     On December 16, 1997, the Company issued 4,286 shares of common stock to 6 advisory board members in exchange for services over a period of 1 year valued at $1,500 or $0.35 per share.

     On December 16, 1997, the Company sold 75,000 shares pursuant to Regulation D for an aggregate consideration of $525,000 or $7.00 per share.

     During the year 1998 the Company issued 40,000 shares of common stock to various individuals in consideration of consulting services valued in the aggregate at $28,500 or for an average price of $0.71 per share.

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

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


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

     In December, 1999, the Company converted the balance due Cadence Capital into 799,683 shares of common stock for $24,000 of debt or $0.03 per share.

     Note 2 - Summary of Significant Accounting Policies
     ---------------------------------------------------

     a. Basis of Financial Statement Presentation

     The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $2,248,119 for the period from inception, March 23, 1992, to September 30, 2000. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company is anticipating the need to do further private placements to bring the mine in Honduras into production and with the completion of its additional private placement and with the increase in working capital, the Company will be able to continue to develop the Company's mining concession and begin production. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The recoverability of the amounts shown for the mining projects and the ability of the Company to continue as a going concern are dependent upon its ability to raise capital, achieve profitable operations from its mining activities, and on a satisfactory regulatory environment governing the development and operation of mining properties in Honduras.

     The financial statements presented consist of the consolidated balance sheet of the Company as at September 30, 2000 and the unaudited balance sheet as at September 30, 2000 and the related consolidated statements of operations, stockholders equity and cash flows for the period ending September 30, 1999 and the year ended December 31, 1999 and the related, unaudited consolidated statements of operations, stockholders equity and cash flows for the period from inception, March 23, 1992, to September 30, 1999.

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


     b. Cash and cash equivalents

     The Company treats temporary investments with a maturity of less than three months as cash.

     c. Investments

     The Company's investments are classified as trading securities and are carried at fair market value with the realized and unrealized losses carried in operations.

     d. Exploration Costs

     Cost of acquisition, exploration, carrying, and retained unproven properties are expensed as incurred. Cost incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value.

     e. Environmental Requirements

     At the report date environmental requirements related to the mineral claims acquired are unknown and therefore an estimate of any future cost cannot be made.

     f. Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives using the straight line methods over a period of five years. Maintenance and repairs are charged against operations and betterment's are capitalized.

     g. Revenue Recognition

     Revenue is recognized when extracted minerals are shipped.

     h. Foreign Currency Translation

     The U.S. dollar amounts presented have been translated from the Brazilian, Honduras and Canada currency amounts in accordance with he criteria set forth in Statement of Financial Accounting Standards 52 (SFAS 52) as applicable to the accounts and transactions of a company operating in the currency of a country with a non-highly inflationary economy. As of July 01, 1997, the three years cumulative rate of inflation in Brazil, Honduras and Canada was less than 100% and the entity's functional currency became the Brazilian real, Honduars lempira and the Canadian dollar, the currency of the primary economic environment in which the Company operates. As the reporting currency is the U.S. dollar, the following criteria for the translation of Brazilian reais, Honduras lempira and Canadian dollars to U.S. dollars was applied to the local currency basis financial statements according to SFAS 52.

     Assets and liabilities were translated by using the exchange rate at the balance sheet date;

     Revenues, expenses, gains, losses were translated by using the weighted average exchange rate for the period from January 1, to September 30, 2000.

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


     The translation loss for the period from January 1, to September 30, 2000 was reported separately as a component of shareholder's Equity (as a CTA -cumulative translation adjustment); The capital account in Shareholder's equity was translated by using the historical exchange rate.

     i. Selling and Marketing Costs

     Selling and Marketing - Certain selling and marketing costs are expensed in the period in which the cost pertains. Other selling and marketing costs are expensed as incurred.

     j. Use of Estimates

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

     k. Asset Impairment

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

     l. Earnings per share

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

     On March 13, 1995 when the Company entered into an agreement to purchase the alluvial mineral rights in its Lagoa da Pedra Project located on the Jequitinhonha river, near Diamantina, Minas Gerais, Brazil from the Lagoa da Pedra Partnership (the "Partnership") for 34,202 shares of common stock. The partnership consisted of Charles Stetler, a geologist (owning 12.5% of the Partnership), Jose Lourenco Viana Neto ("Viana") (owning 12.5% of the Partnership), Enterprise Gold Limited,a partnership located in Monaco (owning 50% of the Partnership) and Perth Limited of the British Virgin Islands (owning

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


25% of the Partnership). Charles Stetler and Viana are experienced in the mining industry in Brazil and will manage the operations in Brazil and EGL and Perth are investors with international business affiliations that assisted in the corporate development of the operation. The transaction has been accounted for as a reverse merger and is accounted for at historical cost as if a pooling of interests had occurred with the recording of the net assets acquired at their historical book value. The financial statements of the Company have been retroactively restated to include the combined statements of operations and cash flows for the period from inception, March 22, 1992, to March 13, 1995 and the statements of operations and cash flows of Lagoa da Pedra Partnership for the period March 13, 1995. The aggregate moneys spent on the project to date represent $293,197.

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

     On September 11, 1996, the Company issued an aggregate of 2,971 shares of restricted common stock as part consideration in the acquisition of Minas Novas and to extend the deadline for the payment of the purchase price of the mineral property. These shares were subsequently restated to 2,971 upon the reverse split of the Company's stock. The shares were issued as restricted stock and valued at $0.21 per share.

     On December 16, 1997, the Company issued an additional 35,714 shares of common stock pursuant to the agreement with Minas Novas to three individuals named in the agreement as follows: 19,643 shares to Friedrich Ewald Renger, 12,500 shares to Victor Eugenio Suckau and 3,571 shares to Lothar Wirth. These shares were issued as a further inducement to extend the deadline for the payment of the purchase price of the mineral property and as additional consideration and collateral for the consummation of this purchase agreement. The shares of common stock were issued as restricted stock and were valued at $0.25 per share for an aggregate of $62,500 and charged to operations as a cost of acquiring the mineral property.

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


     The shareholders' of Minas Novas have an option until September 30, 1998, to require the Company to repurchase the 35,714 shares by notifying the company of Minas Nova's intention in writing by September 1, 1998 and must effect payment within 120 days. Thirty days after written notice, interest will accrue at the rate of 2% per month. In the event of default by the Company to repurchase these shares, then the present contract looses all legal validity and all outstanding shares of Minas Novas must be returned to the seller without onus to the seller. Effective September 2, 1998, if the principals of Minas Novas wish to sell on the open market any part of the shares of restricted stock, these shares can only be sold in blocks with a combined maximum value of $100,000 in any given month.

     The Company also agreed to begin to advance certain monies.

     The default of any of the obligations of either the Company or Minas Novas that is not corrected in a maximum period of 30 days, counting the date of the specific notification will cause the dissolution of the contract and subject the Company to a penalty of $210,000 and the return to each party the shares issued pursuant to this contract.

     As of December 31, 1997, the Company reflected a total Contract Payable of $103,000 consisting of monies due towards the 4 monthly payments of $5,000 due for 1997, $80,000 and the $20,000 less $17,000 paid as of December 31, 1997.

     As of December 31, 1998, the Company has concluded that the Minas Novas Project is not able to yield production sufficient to offset the required investment in exploration and commercial production costs and has charged the cost to purchase the Minas Novas project of $380,000 to operations for the year ending December 31, 1998. Management is also of the opinion that Minas Novas Pesquisa E Lavra S.A. has not lived up to the terms and conditions of the contract for purchase, exploration and development entered into on September 11, 1997 and has discontinued any further relationship with the shareholders of Minas Novas. The Company has also placed a stop transfer order on the 250,000 shares of common stock that were issued as a further inducement and as additional consideration and collateral for the consummation of this purchase agreement and has requested the return of these shares. As of December 31, 1999, upon expiration of the option to purchase Minas Novas the Company has reclassified Common Stock issued for the option to Stock Holder Equity. The Company has also recognized a balance of the contract payable aggregating $103,000. Pursuant to the terms and conditions of the agreement, the Company may also be liable for liquidated damages of up to $210,000 if litigation should occur.

     As of September 30, 2000, no lawsuit has not been entered into by either party and in the opinion of management a lawsuit by Minas Novas is not expected considering that they have regained all rights to the property and their shares of stock and the benefits of the Company's investment in property improvements and equipment purchased.

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


     c. Arizona Property

     On May 5, 1997, the Company issued, pursuant to regulation D, an aggregate of 285,714 shares of common stock to various parties in consideration for the purchase of 18 un-patented mining claims situated in Pima County, Arizona, valued at $100,000.

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

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


     Note 4 - Related Party transactions
     -----------------------------------

     a. Issuance of Common Stock

     On March 31, 1992 the Company issued 8,333 common shares to Mr. Roger Fidler in consideration for $1,500 in cash and the contribution of $500 in organization costs.

     On December 16, 1997, the Company issued ,pursuant to regulation D, 4,280 shares of common stock to 6 advisory board members in exchange for services over a period of 1 year valued at $1,500 or $.05 per share.

     On September 1, 1996, the Company issued an aggregate of 1,550 shares of common stock to Wolfdietrich Bruehl, former Chairman of the Board, in consideration for services valued at $22,450 or $14.48 per share.

     On May 5, 1997, the Company issued 28,571 shares of common stock to Charles Stetler, former President, in consideration for services valued at $28,571.

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

     On September 9, 1998 the Company sold an aggregate of 726,666 shares of common stock to John Demoleas for $14,533 or $0.02 per share.

     As of December 31, 1998, the Company issued an aggregate of 7,143 shares of common stock to John Demoleas, President of the Company for an aggregate consideration of $5,000 or $.70 per share.

     As of September 30, 1999, the Company sold an aggregate of 7,300,000 shares of common stock for an aggregate of $104,000 or an average value of $0.02 per share to Mr. John Demoleas, President.

     As of September 30, 1999, the Company sold 300,000 shares of common stock for $10,000 or $0.03 per share to Mr. George Nadas, Secretary.

     b. Officer Compensation

     For the year ended September 30, 2000, the Company has not paid any salary to any of the officers.

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


     c. Officer Loan

     In April 1999 John Demoleas, President of the Company advanced the Company an aggregate of $50,000 payable on demand without interest.

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

     b. Redemption

     At any time during the six year period commencing on the date of issuance, the Company may redeem all or part of the outstanding shares of the Preferred Stock at the redemption cash price equal to $2.50 per share, together with all declared and unpaid dividends provided the Company gives thirty days prior to the date specified for redemption..

     c. Voting Rights

     Except as otherwise required by law or by the articles of incorporation of the Company, the shares of Preferred Stock shall have no voting rights whatsoever.

     d. Conversion Rights

     Each share of Preferred Stock shall be convertible at the option of the holder, at any time during the time period commencing 5 years from the date of issuance and ending 6 years from the date of issuance, and on or prior to the 5th day prior to a redemption date into fully paid and nonassessable shares of common stock of the Company. The number of shares of common stock into which each share of the Preferred Stock may be converted shall be determined by dividing the initially issuable conversion price of $2.50 subject to adjustment by the conversion price in effect at the time of the conversion. The conversion price from time to time in effect shall be subject to adjustment as follows: In case the Company shall at any time subdivide the outstanding shares of common stock, or shall issue a stock dividend on its outstanding common stock, the conversion price in effect immediately prior to such subdivision or the issuance of such dividend shall be proportionately decreased, and in case the Company shall at any time combine the outstanding shares of common stock, the conversion price in effect immediately prior to such combination shall be proportionately increased, effective at the close of business on the date of such subdivision, dividend or combination, as the case may be.

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


     e. Contingent Liability

     The Company shall at all times reserve and keep available out its authorized but unissued common stock, solely for the purpose of effecting the conversion of the Preferred Shares, the full number of shares of common stock deliverable upon the conversion of all Preferred Stock from time to time outstanding.

     At September 30, 2000, the number of shares of preferred stock outstanding was -0-.

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



     Note 7 - Income Taxes
     ---------------------

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of September 30, 2000, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

     At September 30, 2000, the Company has net operating loss carry forwards for income tax purposes of $2,248,119. This carry forward is available to offset future taxable income, if any, and expires in the year 2010. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

     The components of the net deferred tax asset as of September 30, 2000 are as follows:

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


                 Deferred tax asset:

                 Net operating loss carry forward   $ 760,756
                 Valuation allowance                 (760,756)
                                                    ---------
                     Net deferred tax asset         $       0
                                                    =========

     The Company recognized no income tax benefit for the loss generated in the period from inception, March 23, 1992, to September 30, 2000.

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

     Note 8 - Cash Flow Information
     ------------------------------

     The following is supplemental cash flow information for the period from inception, March 23, 1992, to December 31, 1997

        Issuance of 34,202 common shares for
              acquisition of  mineral properties
              on March 13, 1995                               $(293,197)

        Issuance of 10,057 common shares for
              forgiveness of debt                              (147,376)

        Issuance of 2,971 common shares as part
              consideration of Minas Novas                      (43,056)

        Issuance of 285,714 common shares as
              consideration for acquisition of Arizona
              properties                                       (100,000)

        Issuance of 187,143 common shares in
              consideration for consulting fees                 (65,500)

        Issuance of 35,714 common shares as part
              consideration for the Minas Novas acquisition     (62,500)

        Issuance of 4,286 common shares to 6 advisory
              board members in exchange for services             (1,500)

        Capital Stock                                           713,129
                                                              ---------
        Total                                                 $       0
                                                              =========

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


     The following is supplemental cash flow information for the year ended December 31, 1998:

        Issuance of 40,000 common shares in consideration
            of consulting fees                               $ (28,500)

        Issuance of 599,950 common shares in consideration
            of the conversion of debt                         (101,000)

        Capital Stock                                          129,500
                                                             ---------
        Total                                                $       0
                                                             =========

     The following is supplemental cash flow information for the year ended December 31, 1999:

            Issuance of 799,683 shares of common stock
            in consideration for the conversion of debt   $(24,000)

            Issuance of 600,000 shares of common stock
            in consideration of consulting fees           $(30,000)

            Capital Stock                                 $ 54,000
                                                          --------
            Total                                         $      0
                                                          ========

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

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


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

     Payment for these services is 600,000 shares of common stock. As of September 30, 1999, the Company has delivered 600,000 shares of common stock valued at $0.05 per share for an aggregate consideration of $30,000.

     f. Litigation

     There is no litigation pending or anticipated to become pending against the Company as of the present date.

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


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

     As of December 31, 1999, the Company converted the balance of $24,000 into 799,683 shares of common stock in consideration for the conversion of $24,000 in debt $.03 per share.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDING MARCH 31, 2000 AND THE PERIOD FROM INCEPTION (March 23, 1992) T0 SEPTEMBER 30, 2000.

Exploration Stage Activities:

     The Company has been an exploration stage enterprise from its inception March 23, 1992, to September 30, 2000. The Company is an exploration stage company involved in the exploration of a gold mining concession in Honduras, which began in October, 1997.

     The Company was formed on March 23, 1992 and remained inactive until March 13, 1995 when the Company entered into an agreement to purchase the alluvial mineral rights in its Lagoa da Pedra Project from the Lagoa da Pedra Partnership for 34,202 of the Company's common shares. As of December 31, 1996, the Company had concluded that the Logoa da Pedra Project is not able to yield production sufficient to offset the required investment in exploration and commercial production costs and had charged the accumulated mineral costs of $446,957 to operations for the year ending December 31, 1996.

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

     On May 5, 1997, the Company issued, pursuant to regulation D, an aggregate of 285,714 shares of common stock to various parties in consideration for the purchase of 18 un-patented mining claims situated in Pima County, Arizona, valued at $100,000. As of December 31, 1998, the Company has concluded that the Arizona Project is not able to yield production sufficient to offset the required investment in exploration and commercial production costs and has charged the mineral costs of $29,658 accumulated for this to operations for the year ending December 31, 1998.

     In October, 1997, the Company, through its subsidiary Highland Resources Honduras S.A., of which the Company owns 95%, entered into an agreement for the purchase of 100% ownership of the mineral rights from Desarrollo De Recursos Naturales, S. de R.L. de C.V., ("Derena") consisting of mineral concessions aggregating 18,000 hectares. As of December 31, 1999, the property in Honduras is the only active mining project that the Company feels will be capable of yielding production level quantities of gold. As of June 30, 2000, the Company has charged an aggregate of $705,869 to exploration costs. The Company is in the process of pursuing and finding a management team to complete the feasibility studies and conducting geologic exploration and analyze test borings of the Honduras project.

     To finance these activities, the Company sold through the period from 1995 through December 31, 1999 an aggregate of 4,057,894 shares of common stock with an aggregate consideration of $902,144. The Company has sold an aggregate of 7,600,000 shares of common stock for an aggregate consideration of $114,000. Also during this period the Company has been financed through loans that were subsequently converted to 1,828,324 shares of common stock aggregating $272,376.

     There can be no assurance that production will develop. Further investments into exploration activities as defined in the Company's operating plan will significantly reduce the cost of preparation, processing and production by enabling the Company to operate without reliance upon outside vendors and suppliers.

     Results of Operations for the period ended September 30, 2000 as compared to the period ended September 30, 1999. For the year period ended September 30, 2000, the Company has not generated any revenue from the production and sale of minerals. In January 2000 Highland Resources Honduras S. A. hired Pecas Consultores to handle all administrative and personnel functions in Honduras including moving its offices to a new location in order to reduce expenses and oversee the exploration work on the Zapote I property.

     The Company's general and administrative costs aggregated approximately $35,488 for the period ended September 30, 2000 as compared to $20,870 for the period ended September 30, 1999 representing an increase of $14,618. The focus by the Company on utilizing available cash in developing the property in Honduras and the cessation of expenses related to the Brazil properties showed a decrease in the Exploration costs from $97,648 as of September 30, 1999 to $59,506 as of September 30, 2000 a decrease of $38,142.

Liquidity and Capital Resources.

     The accompanying financial statements have been prepared on a going concern basis which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred net losses from inception to September 30, 2000 of $2,248,119. The Company has not generated positive cash flow from operations in 2000. These factors indicate that the Company's continuation as a going concern is dependent upon, among other things, its ability to obtain adequate financing.

     The Company's cash balance at September 30, 2000 was $2,341. For the quarter ended September 30, 2000, the Company continued to be funded in part from the sale during earlier years of 7,600,000 shares of common stock aggregating $114,000 and from the proceeds from the sale of a convertible bonds and the subsequent conversion into an aggregate of 799,999 shares of common stock for an aggregate of $49,032 and officer loans of $127,712.

     For the quarter ended September 30, 2000 the Company expended cash as follows: General and Administrative $14,199 and Exploration $11,000. During the third quarter of 2000, the Company restricted its expenses for exploration expenses to the Honduras project.

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

     As of December 31, 1998, the Company has concluded that the Minas Novas Project is not able to yield production sufficient to offset the required investment in exploration and commercial production costs and has charged the cost to purchase the Minas Novas project of $380,000 to operations for the year ending December 31, 1998. Management is also of the opinion that Minas Novas Pesquisa E Lavra S.A. has not lived up to the terms and conditions of the contract for purchase, exploration and development entered into on September 11, 1997 and has discontinued any further relationship with the shareholders of Minas Novas. The Company has also placed a stop transfer order on the 35,714 shares of common stock that were issued as a further inducement and as additional consideration and collateral for the consummation of this purchase agreement and has requested the return of these shares. As of December 31, 1999 upon the expiration of the option to purchase Minas Novas, the Company has reclassified the common stock issued for the option to stock holder equity. The Company has also recognized a balance of the contract payable aggregating $103,000. Pursuant to the terms and conditions of the agreement, the Company may be liable for liquidated damages of up to $210,000 if litigation should occur

     In the opinion of management, there is in fact very little likelihood that the liquidated damages will ever be paid. The people at Minas Novas have taken back their shares of stock, kept any equipment and improvements that were made a part of the property, kept any additional cash that was paid to them and in addition have kept all of the shares of common stock issued to them except for the stop transfer on the 35,714 shares. This enrichment amounts to far in excess of any loss they have suffered. However, the costs of bringing the lawsuit in a foreign country would only bring the Company additional expenses beyond what the potential near term value of the resources to be recovered. Whatever resources the Company has at its disposal may well be better spent on the Honduras property which is in fact showing promise. Further the laws of Brazil legislated in the last few years only serve to make mining operations in Brazil more expensive than the value of the minerals to be obtained.

     The Company experienced an apparent volatility in the average price per share of common stock issued and valued for accounting purposes. The price per share was derived by dividing the number of shares of common stock originally issued and later adjusted for reverse splits in the number of shares outstanding in a 17,500 forward split on January 24, 1995; a 30 to 1 reverse split on April 4, 1997 and a 7 to 1 reverse split on July 1, 1998 and such the per share amounts have been adjusted to reflect the adjusted number of shares. In addition, management believes that the slow progress of the exploration work, the inability of the company to find a major joint-venture partner or equity partners, the overall decline in gold prices worldwide and the general downturn of ht e mining industry were all factors contributing to the volatility of the share price.

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

     Income tax: As of September 31, 1999 the Company had a tax loss carry-forward of $2,139,618. As of September 30, 2000 the Company has a retained earnings loss of $2,248,119. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.

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

     To date, the Company is an exploration Stage Company involved in the application and development of a gold mining concession in Honduras which it began in October 1997. The Independent Auditor's Report and the Financial Statements for the year ending December 31, 1999 are included in addition to the Financial Statements for the quarter ending September 30, 2000.


SIGNATURES:

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           HIGHLAND HOLDING INTERNATIONAL, INC.
                                       (Registrant)


                           /s/ JOHN DEMOLEAS
                           -------------------------------------
                           John Demoleas:  President
Date: November 13, 2000

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM JUNE 30, 2000 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

PERIOD TYPE                                               3-MOS
FISCAL YEAR END                                         DEC 31,2000
PER END                                              SEPTEMBER 30, 2000
CASH                                                    $     2,341
SECURITIES                                              $     1,497
RECEIVABLES                                             $         0
PREPAID EXPENSES                                        $     1,104
CURRENT ASSETS                                          $     4,942
FIXED ASSETS                                            $     2,658
TOTAL ASSETS                                            $     7,600
CURRENT LIABILITIES                                     $    19,986
LONG TERM LIABILITIES                                   $   230,712
CAPITAL STOCK                                           $    14,685
PAID IN CAPITAL                                         $ 1,984,354
RETAINED EARNINGS                                       $(2,248,119)
SALES                                                   $         0
EXPENSES                                                $    94,994
NET INCOME (LOSS)                                       $  (108,501)
STOCKHOLDERS EQUITY                                     $  (243,098)