Form 10KSB40
period 2000-12-31
HIGHLAND HOLDINGS INTERNATIONAL INC
filed 2001-04-05
CIK 1100273

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

[   ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ____________

Commission File Number: 333-50982

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                      -------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                      98-0179679
           --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


         5075 Warner Avenue, Suite B, Huntington Beach, California 92649
         ---------------------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number: (714) 377-2118

Securities registered under Section 12(b) of the Exchange Act:

    Title of each class           Name of each exchange on which registered
    -------------------           -----------------------------------------
           N/A                                      N/A

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year: $-0-

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 15,2001: Common stock, $.001 par value: $557,760.

The number of shares of the registrant's common stock, $.001 par value, outstanding as of March 24, 2001: 1,272,326 shares

Documents incorporated by reference: Certain exhibits to the Forms 10-KSB for the fiscal years ended September 30, 1996, September 30, 1997, September 30, 1998 and September 30, 1999, and the Registration Statement on Form SB-2 (File No. 333-21719) and amendments thereto of the registrant are incorporated herein by reference.
                 Transitional Small Business Disclosure Format:
                                  Yes ___ No X

                                     PART I

Item 1. Description of Business.
--------------------------------

Highland Holdings International, Inc. is presently in the exploration stage and there is no assurance that any of its prospects or properties contain a commercially viable mineral deposit (a reserve) until further exploration work is done and a final evaluation of such work concludes legal and economic feasibility. The company has not earned any revenues to date and has an accumulated deficit of $2,254,034.

The Company was initially incorporated under the laws of the State of Delaware on March 23, 1992 under the name Northern Medical, Inc. with the aim of developing and manufacturing chemical products in the plastic and coating business. Through a filing in the office of the Secretary of State of Delaware on October 30, 1992 the Company amended its Articles of Incorporation to change its name to Normed Industries, Inc. The certificate of incorporation was again amended on January 17, 1995 increasing the number of shares of common stock to 20,000,000 and 5,000,000 shares of preferred stock. On March 28, 1995 the Company amended its certificate of incorporation with a change of name to Highland Resources, Inc. and on November 3, 1997 the Company amended its certificate of incorporation to change its name to Highland Holdings International, Inc. On March 16, 2001 filed with the Secretary of State of Delaware an Amended and Restated Certificate of Designation of Rights, Priviliges, Preferences and Restrictions of Series B Convertible Preferred Stock. As of March 29, 2001, no shares or Series B Convertible Preferred Stock nor any other series of Preferred Stock is issued and outstanding.

A complete discussion of the current business of the Company is set forth in
Item 6, Management's Discussion and Analysis or Plan of Operation.

Employees.
----------

At the present time the Company does not employee anyone at the Honduran properties. Work is done by a contract mining company. There are no employees in the United States.


Item 2. Description of Property.
--------------------------------

Executive Offices. The Company presently maintains its executive offices at 5075 Warner Avenue, Suite B, Huntington Beach, California 92649. The Company sublets this space from a third party. Management believes that these premises will be suitable for its present needs until active business operations recommence.

Mineral Rights Owned. On October 2, 1997, the Company purchased 75% of the mineral rights of three mineral properties held by Derena-Desarrollo de Recursos Naturales S. de R.L. a Honduran based company. These properties were transferred during 1999 to Highland Resources Honduras, S.A. a subsidiary of the Company. On December 18, 1998, the Company acquired an additional 20% of the mineral rights of the three properties, bringing its total holdings up to 95%.

The three mineral properties are (a) the Zapote (Rey del Oro Mine) with 4 mining concessions; (b) the Jimingula-based metal exploration claim; and (c) the Derena gold exploration claim. All three mineral properties were originally staked by Derena-Desarrollo de Recursos Naturales S. de R.L. ("Derena-Desarrollo"), a Honduran mining company founded by Mr. Lennart Mattsson and John Svanholm in 1982. Both Mr. Mattsson and Mr. Svanhom were long-term United Nations employees in Honduras. Upon retirement they founded Derena-Desarrollo. Derena-Desarrollo spent 15 years staking and exploring the areas of interest by Mr. Svanholm, who died while working on the company's prospects. Mr. Mattsson has continued his role as Derena-Desarrollo's administrator and primary financier.

In July 1997, the Company exercised an option to acquire the mineral properties and on October 7, 1997, the Company completed the acquisition. At this time, five vein structures have been found within the four Zapote mining concessions; preliminary sampling at the Derena exploration claim showed some gold mineralization at outcrops and old workings; surface showings of copper, silver, zinc, and mercury had been found along a seven-kilometer fault-controlled trend at Jimingula.

During the past three years the Company has done exploration work at the Zapote 1 with the construction of a shop and warehouse at Zapote 1. Existing adits have been extended and treachings has been carried out to explore surface exposure of vein outcrops. In addition, extensive sampling (1,100 plus samples) of known gold bearing veins. The clarity of low cyanide is acceptable for the extraction of gold. It is also considered operationally efficient to extract gold. The company purchased an air compressor, jack hammers, generators and located for purchase a backhoe, portable crusher and other required equipment.

The Company previously leased properties in Brazil and Arizona, USA, but it has not continued any exploration on these properties during the last two years and does not foresee any resumption at the present time.

The 400 hectare Zapote mining concession block is centered on the Rey del Oro mine which operated by a German group until 1943 when Honduras declared war on Germany and the owners were forced to leave the country. The property was acquired by Derena-Desarrollo in 1982 which located two high-grade (plus 30g/t) ore shoots in the old workings that the Germans apparently overlooked. Samplings by Derena-Desarrollo and independently by the Honduras Ministry of Natural Resources and Environment, both of which have been confirmed by the Company's check sampling, show medium to high-grade gold mineralization on surface and underground vein structures. A preliminary assessment of the Rey del Oro mine and surrounding acreage by the Company's mining consultants, Loeb Aron & Company, indicates at least four multiple vein structures and other areas on the concession block may also contain similar deposits as suggested by surface indications not yet sampled at depth.

The 3,600 hectare Derena-Desarrollo exploration claim with limited prospecting has found gold mineralization on surface outcrops and from underground workings. The property was reportedly worked in the 1930's using "arractre" a simple grinding device powered by mules for gold recovery. An extensive program of exploration is needed to evaluate the potential of the property.


Item 3. Legal Proceedings.
--------------------------

The Company is not engaged in any legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

No matter was submitted to a vote of security holders of the Company during its fiscal quarter ended December 31, 2000.


                                     PART II

Item 5. Market for Common Equity and Related Stockholders Matters.
------------------------------------------------------------------

The Company's Common Stock is currently quoted on the over-the-counter market on the electronic bulletin board maintained by the National Association of Securities Dealers, Inc. under the symbol "HHIN". The symbol for the stock was changed on January 10, 2001by reason of a reverse split of shares on the basis of one new share for fifteen old shares. The prior symbol had been HHII.

When the trading price of the Company's Common Stock is below $5.00 per share, the Common Stock is considered to be "penny stock" that are subject to rules promulgated by the Securities and Exchange Commission (Rule 15g-1 through 15g-9) under the Securities Exchange Act of 1934. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the Commission's standardized risk disclosure document; (b) providing to customers current bid and offers; (c) disclosing to customers the brokers-dealer and sales representatives compensation; and (d) providing to customers monthly account statements.

The following table set forth the range of high and low closing bid prices of the Common Stock for the periods indicated and represent inter-dealer quotations without retail markups, markdowns or commissions and do not necessarily represent actual transactions.

                                                   Bid Prices
         1999                                High              Low
         ----                                ----              ---
         First Quarter                       $ .15            $ .01
         Second Quarter                        .05              .02
         Third Quarter                         .05              .02
         Fourth Quarter                        .21              .02

         2000
         ----
         First Quarter                       $ .021           $ .0147
         Second Quarter                        .02              .02
         Third Quarter                         .03              .02
         Fourth Quarter                        .06              .011

          (1) The Company is unaware of the factors which resulted in the significant fluctuations in the bid prices per share during the periods being presented, although it is aware that there is a thin market for the Common Stock, that there are frequently few shares being traded and that any sales significantly impact the market.

The Company has never paid cash dividends on it Common Stock. The Company currently intends to retain earning, if any for dividends use in the operation and expansion of its business and therefore does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

As of March 20, 2001, the Company had approximately 115 shareholders of record; it estimates it has approximately 450 beneficial holders.

The Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company intends to apply its earnings, if any, in expanding its operations and related activities. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors, and is subject to the dividend rights of the Preferred Stock of the Company to the extent any of such shares are outstanding. In addition, the Company's ability to pay dividends may be limited under any future loan agreements of the Company which restrict or prohibit the payment of dividends.

Item 6. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

Except for historical information, the materials contained in this Management's Discussion and Analysis are forward-looking )within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934) and involve a number of risks and uncertainties. These include the Company's historical losses, the need to manage its growth, general economic downturns, intense competition in the mining and natural resource industries, seasonality of quarterly results, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although forward-looking statements in this Annual Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Annual Report, as an attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, and results of operations and prospects.

Exploration Stage Activities.
-----------------------------

The Company has been a exploration stage enterprise from its inception March 23, 1992, to December 31, 2000. The Company is an exploration stage company involved in the exploration of a gold mining concession in Honduras, which began in October, 1997.

The Company was formed on March 23, 1992 and remained inactive until March 13, 1995 when the Company entered into an agreement to purchase the alluvial mineral rights in its Lagoa da Pedra Project from the Lagoa da Pedra Partnership for 34,202 of the Company's common shares. As of December 31, 1996, the Company had concluded that the Lagoa da Pedra Project was not able to yield production sufficient to offset the required investment in exploration and commercial production costs and had charged the mineral costs $446,967 accumulated for this project were charged to operations for the year ending December 31, 1996.

On June 27, 1996, the Company, under the same management, entered into an agreement with Minas Novas Pesquisa E Lavra S.A. ("Minas Novas"), a Brazilian corporation for the acquisition of 95% of the issued and outstanding stock of Minas Novas which included various mineral properties in Brazil. As of December 31, 1998, the Company, under the direction of a new President, John P. Demoleas, had concluded that the Minas Novas Project was not able to yield production sufficient to offset the required investment in exploration and commercial production costs and has charged the accumulated mineral costs of $225,191 to operations as of December 31, 1998.

On May 5, 1997, the Company issued, pursuant to regulation D, an aggregate of 285,714 shares of common stock to various parties in consideration for the purchase of 1 unpatented mining claim situated in Pima County, Arizona, valued at $100,000. As of December 31, 1998, the Company had concluded that the Arizona Project was not able to yield production sufficient to offset the required investment in exploration and commercial production costs and has charged the mineral costs of $29,658 accumulated for this to operations for the year ending December 31, 1998.

In October, 1997, the Company, through its subsidiary Highland Resources Honduras S.A., of which the Company owns 95% of the outstanding capital stock, entered into an agreement for the purchase of 100% ownership of the mineral rights from Desarrollo De Recursos Naturales, S. de R.L. de C.V., ("Derena-Desarrollo") consisting of mineral concessions aggregating 18,000 hectares. As of December 31, 2000, the property in Honduras is the only active mining project that the Company feels will be capable of yielding production level quantities of gold. As of December 31, 2000, the Company has charged an aggregate of $770,375 to exploration costs. The Company is in the process of pursuing and finding a management team to complete the feasibility studies and conducting geologic exploration and analyze test borings of the Honduras project.

To finance these activities, the Company sold through the period from 1995 through December 31, 2000 (taking into consideration the reverse split of one new share for fifteen old shares) an aggregate of 270,526 shares of common stock with an aggregate consideration of $902,144. The Company has sold an aggregate of 506,667 shares of common stock to related parties for an aggregate consideration of $114,000. Also during this period, the Company has been financed through loans that were subsequently converted to 121,888 shares of common stock aggregating $272,376.

There can be no assurance that production will develop. Further investments into exploration activities as defined in the Company's operating plan will significantly reduce the cost of preparation, processing and production by enabling the Company to operate without reliance upon outside vendors and suppliers.

Results of Operations for the year ended December 31, 2000 as compared to the year ended December 31, 1999.
-----------------------------------------------------------------------------

During the fiscal year ended December 31, 2000, the Company was financed by its President, whose loans increased by an amount of $82,712. These loans are shown under Officer Loan Payable in the Long-Term Liabilities section of the Balance Sheet. The Company continues to carry a contingent liability of $103,000 on its balance sheet in respect to a possible requirement for its dealings in Brazil. The Company intends to write this off during the year 2001 since there is little likelihood of a claim. Losses for the year 2000 were reduced by the amount of $53,008 from those of 1999 and are attributable to a new plan of exploration implemented early in the year. The Company had a net loss of $166,007 during the year 2000.

For the year ended December 31, 1999 and December 31, 2000, the Company has not generated any revenue from the production and sale of minerals.

The following table sets forth a schedule of expenses for the fiscal years ended December 31, 1999 and December 31, 2000:
                                                   December 31,    December 31,
                                                       1999            2000
                                                       ----            ----

General & Administrative                             $ 27,827       $ 36,624
Exploration Costs                                     130,197         64,506
Non Cash Consulting Fees                               30,000         50,000
Realized and unrealized
  Loss on trading securities net                       17,132         13,286
Depreciation                                            1,956          1,591
Interest Expense                                       11,903
                                                     --------       --------
                                                     $219,015       $166,007


Management's decision to reduce administrative expenses by way of eliminating the corporate office in Toronto, Canada and cut back administrative salaries for clerical and secretary help and reduce the moneys expensed on travel back and forth to Honduras was instrumental in preserving cash and decreasing the company's expenditures from $219,015 in the fiscal year ended December 31, 1999 to $166,007 in fiscal year ended December 31, 2000, a decrease of $53,008.

The Board of Directors decided at a meeting in November of 2000 to seek other avenues for which the Company would operate during the coming years in addition to maintaining the mining operation through to a cash flowing business. The decision was reached to engage several firms to assist the Company in looking for viable merger and acquisition candidates and, in order to attract these companies to work with the Company, it was determined that the best way would be through a stock plan as incentive. The Company filed an S-8 registration statement in late November and issued a total of 1,400,000 shares to two companies prior to the reverse split effective on January 10, 2001. The shares issued under this Registration Statement became 46,667 shares following the split and the work done by both of these companies has produced, in early 2001, letters of intent to acquire three operating and cash flowing businesses. Negotiations to complete the proposed transaction are continuing and the Company anticipates that one or more the the proposed transaction will close during the months of April and May, 2001.

Liquidity and Capital Resources.
--------------------------------

The accompanying financial statements have been prepared on a going concern basis which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred net losses from inception to December 31, 2000 of $2,254,034. Although expenses in 2000 include non-cash charges aggregating $64,877 (amortization and depreciation charges of $1,591; non-cash compensation consulting fees of $50,000; and loss on trading securities of $13,286, the Company has not generated positive cash flow from operations in 2000. These factors indicate that the Company's continuation as a going concern is dependent upon, among other things, its ability to obtain adequate financing or to acquire cash flowing companies which will allow the company to operate.

The Company's cash balance at December 31, 2000 was $1,934. Working capital at December 31, 2000 was negative by $252,439. The payment of administrative expenses and purchase of assets in Canada are paid in Canadian currency. The reporting currency for the Company is in U. S. Dollars. However the Company does transfer US Dollars into the accounts of its subsidiaries in Canada and Honduras and in the past Brazil. Assets and liabilities were translated using the exchange rate at the balance sheet date; revenues, expenses, gains and losses were translated by using the weighted average exchange rate for the period from January 1, 2000 to December 31, 2000.

Income tax: As of December 31, 2000 the Company had a tax loss carry-forward of $2,254,000 The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.

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

The Company believes that its available cash and cash from management contributions is not sufficient to satisfy its funding needs to complete the Company's exploration needs and bring the company to an exploration stage. Management believes that it will be required raise funds in addition to funds provided by personal resources. Management believes that approximately $300,000 will be needed from either personal resources or needed to be raised through private placements or a public offering or the acquisition of a cash flowing business with sufficient capital to loan funds to Highland to complete preliminary exploration, purchase equipment and begin production. The Company will continue to seek working capital from private placements. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all. If the Company is unsuccessful in raising capital in a timely manner to continue the Company's exploration process, this will significantly delay the Company from achieving profitable operations. If management is unable to provide funds from private sources or raise funds through private or public offers, this could materially jeopardize the Company's ability to continue as a going concern and may even cause the Company the continued ownership of the present mineral holdings.

Marketing Plans.
----------------

The market for the sale of gold is well defined and the Company intends to review each of the potential ways in which gold is commercially sold at such time as the feasibility reports show the quality and the content of the reserve on each property.

Honduran Mining Law. Mineral rights in Honduras belong to the federal government, and the exploration and mining of mineral is governed by the Mining Code of 1968. Exploration and mining rights are granted by the Ministry of Mines and Hydrocarbons on a priority-of-request basis as permits and concessions. Honduran citizens, foreign citizens, Honduran companies and foreign companies with legal representation in Honduras can all request exploration permits and mining concessions. All metallic minerals are open to exploration on a permit basis, however gas and oil are regulated by a separate code of law. Mining and exploration activities are considered a public utility and thus take priority over the private exploration of land. The development of mineral properties is divided into three phases under the Honduras Mining Code.

     1. Reconnaissance. All lands, both state and private are open for prospecting except areas covered by valid permits and concessions or withdrawn reserves. Permission to conduct renaissance prospecting on private land can be obtained through the Ministry of Mines. Highland Holdings International, Inc. has obtained the valid permits and concessions.

     2. Exploration Permits. Exploration permits are granted for periods of 2 to 4 years and can be renewed once for a period of 2 to 4 years so that the total period of validity does not exceed 6 years. All land is open to staking except areas specifically withdrawn as ecological, mineral or archaeological reserves. Permits are granted for a minimum area of 400 hectares to a maximum of 50,000 hectares. No company or individual can hold more than 200,000 hectares of permit area. The exploration permit is granted in the form of a contract with the Ministry of Mines based on an exploration plan and budget submitted by the requesting company. Non-fulfilment of the exploration plan can result in cancellation of the balance remaining on the time of the permit. The Company presently holds exploration permits for a total of 18,200 hectares.

     3. Mining Concessions. Mining concessions are granted for a period of 40 years with the right to a 20 year extension. Concessions are granted for a minimum area of 100 hectares and a maximum area of 400 hectares. No company can hold more than 20,000 hectares of mining concession area in Honduras. However, mining concessions and installations are considered real property and cn be mortgaged as such. Highland Holdings International, Inc. wholly owned subsidiary, Highland Resources, Honduras S.A. (HRH) presently holds 4 mining concessions. No mortgage or other encumbrance is presently in effect.

Importation of Mining Equipment. Mining equipment not manufactured in Honduras or Central America can be imported by holders of a valid mining concession without payment of import duties. The importation of equipment has been discussed with both Highland's Honduran attorney and the Chief Geologist at the Ministry of Mines. The paper work required to approve the importation of equipment can take up to two months.

Environmental Regulations. A General Law of the Environment was decreed in 1993. This law requires the drafting of an environmental impact report for any mining project and the licensing of any potentially-polluting industrial activity. The issuance of a mining concession is not dependent on obtaining the environmental license. Fulfilment of environmental requirements must be done within 18 months following the issuance of a concession. The Company will not have any difficulty in meeting the requirements which are not considered rigorous.

Taxes. Mining concessions are subject to a small fee on the areas of concessions. This tax is now being revised due to the devaluation of the Honduran currency, the Lempira. The Federal Government also collects a one percent to two percent royalty of production. As an incentive for mining, both the royalty and the area fee are forgiven during the firs five years of operation. According to Highland's Honduran attorney the maximum income tax rate is forty percent. The Company has not paid any taxes to date and does not expect to pay any for the next year.

Regulations.
------------

The Company is subject to many laws and regulations both in the United States and, internationally. The Company is current in all required Honduran filings. The risks of conducting business in Honduras include currency fluctuations and uncertain political and social risks. The Company does not anticipate any difficulty in the future in complying with all applicable Laws and Regulations in the performance of its operations. The Company cannot predict the impact of possible changes in response to future legislation, rules or governmental requirements including regulations which may affect the ability of the company, as well as others in the industry, to develop and market products. However, we do not presently believe that existing applicable legislative and administrative rules and regulations will have a significant impact on operations.

Competition.
------------

The Company is in an industry the selling price of which is controlled by buyers in London and New York. The Company is under-capitalized to compete against the major gold producing companies which are located around the world. The Company will be dependent upon external forces in the sale of its products. The present selling price of gold, slightly under US$300 per oz., is a price at which the Company is capable of competing. There can be no assurance that the Company can develop superior or more cost-effective products than its competitors, or that it can successfully market its product.

Economic Risk.
--------------

Local, National and international economic conditions may have a substantial adverse effect on the efforts of the Company. A downturn in the United States economy could reduce the amount of disposable cash that individuals are willing to pay for products made with gold or the amount they are willing to purchase.

Patents and Trademarks.
-----------------------

The Company does not own any Patents or Trademarks and does not have any intention at the present time to file any Patent or Trademark Applications.


Item 7. Financial Statements.
-----------------------------

Information with respect to this Item is set forth in "Index to Financial Statements".


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
-----------------------------------------------------------------------

On March 12, 2001 the Company accepted the resignation of its independent accountant, Thomas P. Monahan. The reports of Thomas P. Monahan for the fiscal years ended December 31, 1998 and December 31, 1999 contained no adverse opinion, disclaimers of opinion, or opinion that was qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Company's Board of Directors. At no time during the engagement of Thomas P. Monahan as independent accountant for the Company were there any disagreements, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure. Disclosure of this dismissal was first contained in the Current Report on Form 8-K which was filed with the Securities and Exchange Commission on March 19, 2001. On March 19, 2001, the Company, as required by
Item 304(a) (3) of Regulation S-B, advised Thomas P. Monahan of this disclosure and requested by response thereto by Thomas P. Monahan. It is the intent of the Company and Thomas P. Monahan to file his response to this disclosure by means of an amendment to the Form 8-K on file herein.

On March 12, 2001, the Company engaged the firm of Kabani & Company, Inc., of Fountain Valley, California, as independent accountants for the Company. Prior to March 12, 2001, neither the Company, nor anyone on its behalf, had consulted with Kabani & Company, Inc., concerning the accounting principles of any specific completed or contemplated transaction, any type of audit opinion on the Company's financial statements nor any other material factor which might be considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.

                                    PART III

Certain information required by Part III is omitted from this report on Form 10-KSB in that the Company will file a definitive proxy statement pursuant to Regulation 14A (Proxy Statement) not later than 120 days after the end of the fiscal year covered by this report on Form 10-KSB, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

The directors and executive officers of the Company are as follows:

Name(1) (2)                         Age        Position
-----------                         ---        --------
John P. Demoleas                    41         Chairman, President & Chief
                                               Executive Officer
George Nadas                        47         Director, Secretary and Principal
                                               Financial and Accounting Officer

(1) The Company presently has no executive committee, nominating committee or audit committee of the Board of Directors.

(2) All directors hold office until the next annual shareholder's meeting or until their death, resignation, retirement or until their successors have been elected and qualified. Vacancies in the existing Board of Directors are filled by a majority vote of the remaining directors.

The background and principal occupations of each director and executive officer of the Company are as follows:

Mr. Demoleas has served as Chairman, President and Chief Executive Officer from May 1998 to present. Since 1988 Mr. Demoleas has served as Executive Director of St. Peter's Foundation, which implements corporate development programs and manages investment and endowment funds. In 1996 he established The Foundation for Healthy Children, a non-profit corporation, and serves as its President and CEO. Mr. Demoleas holds joint MPH-MBA degrees from Columbia University.

Mr. Nadas has served as Director, Secretary and Principal Financial and Accounting Officer from March 1997 to present. Since 1989, Mr. Nadas has been a founder and partner in Reiter & Nadas Chartered Accountants has a financial background which includes Controller of VasCATH,, Inc. a medical products manufacturer, and V.P. Finance of Safety House of Canada, Ltd. He earned his Bachelors degree in mathematics with Honors from the University of Waterloo, Ontario, Canada.

Item 10. Executive Compensation.
--------------------------------

For the year ended December 31, 2000 their was no compensation paid to to any executive officer or director of the Company which would be required to be reported pursuant to Item 402 of Regulation S-B.


Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following table sets forth certain information with respect to the current beneficial ownership of the Company's common stock as of March __, 2001, of each person known to the Company to be the beneficial owner of more than five percent (5%) of said securities, each director of the Company, and all directors and executive officers of the Company as a group.

                                        Shares             Percent of
     Name and Address of             Beneficially         Outstanding
     Management Shareholders            Owned                Shares
     -----------------------            -----                ------

     John P. Demoleas                   611,619              48.00%
     5075 Warner Avenue "B"
     Huntington Beach, CA 92649

     Directors and officers as a group
     (2 persons, including the above)   634,886              50.00%

     (1) Except as otherwise noted, it is believed by the Company that all persons have full voting and investment power with respect to the shares, except as otherwise specifically indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days, such as warrants or options to purchase the Common Stock of the Company.


Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

(a)  Exhibits:
     ---------

          *    denotes filed herewith

3.1 Certificate of Incorporation of Northern Medical, Inc., as filed with the Secretary of State of Delaware on March 23, 1992, is incorporated by reference to Exhibit 1 to the Registrant's registration statement on Form 10-SB, filed with the Commission on December 10, 1999 (the "Form 10-SB").

3.2 Certificate of Amendment to Certificate of Incorporation of Northern Medical, Inc. (changing name to Normed Industries, Inc.), as filed with the Secretary of State of Delaware on November 2, 1992, is incorporated by reference to Exhibit 2 to Form 10-SB.

3.3 Certificate of Amendment to Certificate of Incorporation of Normed Industries, Inc., as filed with the Secretary of State of Delaware on January 8, 1995, is incorporated by reference to Exhibit 3 to Form 10-SB.

3.4 Certificate of Amendment to Certificate of Incorporation of Normed Industries, Inc. (changing name to Highland Resources, Inc.), as filed with the Secretary of State of Delaware on March 28, 1995, is incorporated by reference to Exhibit 4 to Form 10-SB.

3.5* Certificate of Amendment to Certificate of Incorporation of Highland Resources, Inc., as filed with the Secretary of State of Delaware on May 2, 1997.

3.6 Certificate of Amendment to Certificate of Incorporation of Highland Resources, Inc. (changing name to Highland Holdings International, Inc.), as filed with the Secretary of State of Delaware on December 3, 1997, is incorporated by reference to Exhibit 5 to Form 10-SB.

3.7 The Bylaws of the Registrant are incorporated by reference to Exhibit 6 to Form 10-SB.

4.1* Amended and Restated Certificate of Designation of Rights, Privileges, Preferences, and Restrictions of Series B Convertible Preferred Stock of the Registrant, as filed with the Secretary State of Delaware on March 16, 2001.

21.1* Subsidiaries of the Registrant. Highland Resources Honduras, S.A. (Honduran Company.)

23.1*     Consent of Kabani & Company, Inc.

(b)  Reports on Form 8-K.
     --------------------

     1. The Company filed a Current Report on Form 8-K on March 19, 2001, reflecting the change in independent accountants.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Registrant:             Highland Holdings International, Inc.



                        By: /s/ John P. Demoleas
                        ------------------------
                        John P. Demoleas, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 4, 2001                /s/ John P. Demoleas
                                    --------------------
                                    John P. Demoleas
                                    Chairman, President and
                                    Chief Executive Officer


Date:  April 4, 2001                /s/ George Nadas
                                    ----------------
                                    George Nadas
                                    Director, Secretary and Principal
                                    Financial and Accounting Officer

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Stockholders and Board of Directors
Highland Holdings International, Inc. (an exploration stage company):

     We have audited the accompanying consolidated balance sheet of Highland Holdings International, Inc. (an exploration stage company) as of December 31, 2000 and the related consolidated statements of operations, cash flows and shareholders' deficit for the year ended December 31, 2000 and 1999 and for the period from inception, March 23, 1992 to December 31, 2000. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements as of December 31, 1999 and for the year then ended, were audited by other auditor whose report dated April 28, 2000 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highland Holdings International, Inc. (an exploration stage company) and subsidiaries as of December 31, 2000 and the consolidated results of their operations and their consolidated cash flows for the year then ended and for the period from inception, March 23, 1992 to December 31, 2000 in conformity with generally accepted accounting principles.


The accompanying consolidated financial statements have been prepared assuming that Highland Holdings International, Inc. (an exploration stage company) will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses since inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of Highland Holdings International, Inc. (an exploration stage company) to continue as a going concern.


/s/ KABANI & COMPANY, INC.
--------------------------
KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California
March 28, 2001

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                           CONSOLIDATED BALANCE SHEET

                                                                    December 31,
                                                                        2000
                                                                        ----
                                     Assets
Current assets
  Cash                                                              $     1,934
  Prepaid expenses                                                        1,278
                                                                    -----------
  Total current assets                                                    3,212

Property & equipment-net                                                  1,835


                                                                    -----------
Total assets                                                        $     5,047
                                                                    ===========

                      Liabilities and Stockholders' Deficit

Current liabilities
  Accounts payable and accrued expenses                             $    19,939
  Officer loan payable                                                  132,712
  Contract payable                                                      103,000
                                                                    -----------
  Total liabilities                                                     255,651

Stockholders deficit
  Preferred stock- $.001 par value, authorized
    5,000,000 shares. The number of shares outstanding
    at December 31, 2000; -0-
  Capital stock- $.001 par value, authorized
    20,000,000 shares. The number of shares
    outstanding at December 31, 2000; 1,072,326                           1,072
  Additional paid in capital                                          2,047,967
  Accumulated other comprehensive income: Currency translation            5,982
  Accumulated deficit during exploration stage                       (2,305,625)
                                                                    -----------
Total stockholders deficit                                             (250,604)
                                                                    -----------
Total liabilities and stockholders deficit                          $     5,047
                                                                    ===========


                 See accompanying notes to financial statements.



                          HIGHLAND HOLDINGS INTERNATIONAL, INC.
                             (an exploration stage company)
                          CONSOLIDATED STATEMENT OF OPERATIONS

                                                                             For the period
                                                                             from inception,
                                                  For the       For the      March 23, 1992
                                                 year ended    year ended         to
                                                December 31,  December 31,   December 31,
                                                    2000          1999           2000
                                                    ----          ----           ----
Income                                          $         0    $         0    $         0


Cost of goods sold                                        0              0              0
                                                -----------    -----------    -----------

Gross profit                                              0              0              0

Operations:
  General and administration                         36,624         27,827        866,578
  Exploration costs                                  64,506        130,197        770,375
  Non cash compensation-consulting fees              50,000         30,000        175,500
  Non cash payment for mining interests                                           391,753
  Realized and unrealized loss on
    trading securities-net                           13,286         17,132         30,418
  Depreciation and amortization                       1,591          1,956          6,124
                                                -----------    -----------    -----------
Total expense                                       166,007        207,112      2,240,748

Loss from continuing operations                    (166,007)      (207,112)    (2,240748)

Other income and loss

  Interest expense                                        0        (11,903)       (64,877)
                                                -----------    -----------    -----------
Total other income and expenses                          (0)       (11,903)       (64,877)

Net Profit (Loss) from operations               $  (166,007)   $  (219,015)   $(2,305,625)
                                                ===========    ===========    ===========

Net loss per share-basic & diluted              $     (0.16)   $     (0.33)
                                                ===========    ===========
Weighted average number of shares outstanding
Basic & Diluted                                     986,153        664,178
                                                ===========    ===========


                     See accompanying notes to financial statements.

                                           F-3

                                       HIGHLAND HOLDINGS INTERNATIONAL, INC.
                                          (an exploration stage company)
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY


                                                                                  Deficit
                                                                                accumulated
                                                                   Additional     during        Currency
                                      Common         Common         paid in     exploration    translation
            Date                       Stock          Stock         capital        stage       adjustment        Total
           ------                   -----------    -----------    -----------   -----------    -----------    -----------
03-13-1992                                  556    $         1    $     1,999   $              $              $     2,000
                                    -----------    -----------    -----------   -----------    -----------    -----------
Net loss                                                                             (1,800)                       (1,800)

12-31-1994                                  556              1          1,999        (1,800)                          200
Issuance of stock for acquisition          2280              2        293,195                                     293,197
additional capital contribution                                        27,000                                      27,000
Currency translation adjustment
Net loss                                                                            (30,050)                      (30,050)
                                    -----------    -----------    -----------   -----------    -----------    -----------
12-31-1995                                2,836              3        322,194       (31,850)                      290,347
Issuance of shares for
forgiveness of loans                        670              1        147,375                                     147,376
Issuance of shares for
acquisition                                 198              1         43,055                                      43,056
Currency translation adjustment
Net loss                                                                           (845,629)                     (845,629)
                                    -----------    -----------    -----------   -----------    -----------    -----------
12-31-1996                                3,704              5        512,624      (877,479)                     (364,850)
Issuance of shares for
acquisition                              19,048             19         99,981                                     100,000
Issuance of shares for
consulting services                      12,476             12         65,488                                      65,500
Sale of shares                            2,857              2         14,998                                      15,000
Sale of shares                           17,143             17         89,983                                      90,000
Issuance of shares for
acquisition                               2,381              2         62,498                                      62,500
Issuance of shares to Advisory
Board                                       286              1          1,499                                       1,500
Sale of shares                            5,000              5        524,995                                     525,000
Currency translation adjustment                                                                      8,621          8,621
Net loss                                                                           (593,679)                     (593,679)
                                    -----------    -----------    -----------   -----------    -----------    -----------
12-31-1997                               62,895             63      1,372,066    (1,471,158)         8,621        (90,408)
Issuance in consideration for
consulting fees                           2,666              3         28,497                                      28,500
Issuance of shares for
conversion of debt                       67,906             68        100,932                                     101,000
Sale of shares through private
placement                                40,317             40        155,960                                     156,000
Sale of shares                           22,667             23         33,977                                      34,000
Sale of shares through private
placement                               182,542            182         81,962                                      82,144
Beneficial conversion feature on
loans                                                                  41,248                                      41,248
Foreign currency translation                                                                         (940)           (940)
Net loss                                                                           (449,445)                     (449,445)
                                    -----------    -----------    -----------   -----------    -----------    -----------
12-31-1998                              378,993            379      1,814,642    (1,920,603)         7,681        (97,901)
Capital contribution                                                    8,024                                       8,024
Sale of shares through private
placement                               506,667            507        113,493                                     114,000
Issuance of shares for
conversion of debt                       53,333             53         23,947                                      24,000
Issuance of shares for
consulting fees                          40,000             40         29,960                                      30,000
Beneficial conversion feature on
loans                                                                   7,994                                       7,994
Currency translation adjustment                                                                     (1,699)        (1,699)
Net loss                                                                           (219,015)                     (219,015)
                                    -----------    -----------    -----------   -----------    -----------    -----------
12-31-1999                              978,993            979      1,998,060    (2,139,618)         5,982       (134,597)
Issuance of shares for
consulting fees                          93,333             93         49,907                                      50,000
Net loss                                                                           (166,007)                     (166,007)
                                    -----------    -----------    -----------   -----------    -----------    -----------
12-31-2000                            1,072,326    $     1,072    $ 2,047,967   $(2,305,625)   $     5,982    $  (250,604)


All shares issuance reflect a 17,500 forward split on January 24, 1995; a 30 to 1 reverse split on April 4, 1997 and a 7 to 1 reverse split on July 1, 1998 and a 15 to 1 reverse split on January 10, 2001.


                 See accompanying notes to financial statements.

                                       F-4

                                     HIGHLAND HOLDINGS INTERNATIONAL, INC.
                                        (an exploration stage company)
                                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                  For the period from
                                                                       For the year     For the    inception, March
                                                                          ended        year ended    23, 1992, to
                                                                       December 31,   December 31,   December 31,
                                                                           2000           2000           2000
                                                                           ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net profit (loss)                                                    $  (166,007)   $  (219,015)   $(2,305,625)
  Add items not affecting cash

  Depreciation and amortization                                              1,591          1,956          6,124
  Issuance of common stock for consulting fees                              50,000         30,000        175,500
  Issuance of common stock for the Lagoa da Pedra Project                                                293,197
  Issuance of common stock for the acquisition of Arizona properties                                     100,000
  Issuance of common stock for the acquisition of Minas Novas                                            105,556
  Interest expense                                                                         11,903         64,877

  Write off of security deposit
  Write off of office equipment abandoned with shut down of office
  Changes in non-cash operating accounts
  Trading  securities                                                      (31,375)        31,375
  Prepaid expenses                                                            (174)         6,570         (1,278)
  Accounts payable                                                          (2,473)        15,116         19,939
                                                                       -----------    -----------    -----------
TOTAL CASH FLOWS FROM OPERATIONS                                           (85,688)      (184,845)    (1,541,710)

CASH FLOWS FROM FINANCING ACTIVITIES
  Officer loan payable                                                      82,712         50,000        132,712
  Contract payable                                                                                       103,000
  Proceeds from issuance of  shares of common stock for debt                                             147,376
  Proceeds of  convertible note                                                                          109,365
  Currency translation adjustment                                                          (1,699)         5,982
  Sale of stock-net of offering costs                                         --          122,024      1,053,168
                                                                       -----------    -----------    -----------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                                  82,712        170,325      1,551,603

CASH FLOWS FROM INVESTING ACTIVITIES
  Office equipment                                                            (768)          --           (7,959)
                                                                       -----------    -----------    -----------

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                                  (7,959)          --             (768)

NET INCREASE (DECREASE) IN CASH                                              3,744        (14,520)         1,934
CASH BALANCE BEGINNING OF PERIOD                                             5,678         20,198              0
                                                                       -----------    -----------    -----------
CASH BALANCE END OF PERIOD                                             $     1,934    $     5,678    $     1,934
                                                                       ===========    ===========    ===========


                                See accompanying notes to financial statements.

                                                      F-5

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 2000 & 1999


Note 1. Organization of Company and Issuance of Common Stock

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

     b. Description of the Company

     The Company is an exploration stage company involved in the acquiring and development of a gold mining concession in Honduras. At the report date mineral claims, with unknown reserves, had been acquired. At present, the Company is in the exploration stage and there is no assurance that any of its prospects or properties contains a commercially viable ore body (reserves) until further geologic exploration work is done, and a final feasibility study based upon such work is concluded.

     c. Issuance of Capital Stock

     All shares issued reflect a 17,500 forward split on January 24, 1995; a 30 to 1 reverse split on April 4, 1997 and a 7 to 1 reverse split on July 1, 1998 and 15 to 1 reverse split on January 10, 2001and such the per share amounts have been adjusted to reflected the adjusted number of shares.

     On March 31, 1992, the Company issued 556 shares of common stock to Mr. Roger Fidler in consideration for the contribution of $1,500 in cash and $500 in organization costs.

     On March 13, 1995, The Company entered into an agreement to obtain the alluvial gold and diamond mineral rights in its Lagoa da Pedra Project of the Lagoa da Pedra Partnership for 2280 shares of common stock with an aggregate consideration of $293,197.

     On September 11, 1996, the Company issued 670 shares of common stock in consideration for the forgiveness of $147,376 in loans to the Company.

     On September 11, 1996, the Company issued 198 shares of common stock as part consideration in the acquisition of Minas Novas valued at an aggregate consideration of $43,056.

     On May 5, 1997, the Company issued, pursuant to regulation D, an aggregate of 19,048 shares of common stock to various parties in consideration for the purchase of 18 unpatented mining claims situated in Pima County, Arizona, valued at $100,000.

     On May 5, 1997, the Company issued, pursuant to Regulation D, and aggregate of 12,476 shares of common stock to various related parties to the Company in consideration of consulting services valued at $65,500 in services.

     On May 30, 1997, the Company sold 2,857 shares of common stock pursuant to Rule 504 for an aggregate consideration of $15,000.

     As of June 30, 1997, the Company sold 17,143 shares of common stock, pursuant to a private placement under "Rule 504" of the Securities Act of 1933, as amended, for an aggregate consideration of $90,000.

     On December 16, 1997, the Company issued 2,381 shares of common stock for an aggregate consideration of $62,500 pursuant to the agreement with Minas Novas Pesquisa E. Lavra S.A. to three individuals named in the agreement as follows:
1,310 shares to Friedrich Ewald Ronger, 833 shares to Victor Eugenio Suckau and 238 shares to Lothar Wirth for an aggregate consideration of $62,500.

     On December 16, 1997, the Company issued 286 shares of common stock to 6 advisory board members in exchange for services over a period of 1 year valued at $1,500.

     On December 16, 1997, the Company sold 5,000 shares pursuant to Regulation D for an aggregate consideration of $525,000.

     During the year 1998, the Company sold an aggregate of 22,667 shares of common stock for an aggregate consideration of $34,000 in consulting fees.

     During 1998, the Company issued 67,906 shares of common stock through the initial sale of $101,000 in convertible debt that was converted into shares of common stock during the year.

     The Company sold an aggregate of 40,317 shares of common stock in consideration for $156,000 through the completion of a private placement.

     The Company sold an aggregate of 182,542 shares for an aggregate consideration of $82,144 through the completion of a private placement.

     As of September 30, 1999, the Company sold 20,000 shares of common stock for $10,000 or to Mr. George Nadas, Secretary.

     As of September 30, 1999, the Company sold an aggregate of 486,667 shares of common stock for an aggregate of $104,000 to Mr. John Demoleas, President.

     As of December 31, 1999, the Company converted the balance of $24,000 due Cadence Capital into 53,333 shares of common stock in consideration for the conversion of debt.

     As of September 30, 1999, the Company issued an aggregate of 40,000 shares of common stock in consideration of consulting fees valued at an aggregate of $30,000.

     In December 1999, the Company converted the balance due Cadence Capital into 53,333 shares of common stock for $24,000 of debt or $0.03 per share.

     On December 4, 2000, the Company issued 93,333 shares of common stock in consideration of consulting fees valued at an aggregate of $50,000.

Note 2. Summary of Significant Accounting Policies

     a. Basis of Financial Statement Presentation

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $2,305,625 for the period from inception, March 23, 1992, to December 31, 2000. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company is anticipating the need to do further private placements to bring the mine in Honduras into production and with the completion of its additional private placement and with the increase in working capital, the Company will be able to continue to develop the Company's mining concession and begin production. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The recoverability of the amounts shown for the mining projects and the ability of the Company to continue as a going concern are dependent upon its ability to raise capital, achieve profitable operations from its mining activities, and on a satisfactory regulatory environment governing the development and operation of mining properties in Honduras.

     The financial statements presented consist of the consolidated balance sheet of the Company as at December 31, 2000 and the related consolidated statements of operations, stockholders equity and cash flows for the years ending December 31, 2000, 1999, and for the period from inception, March 23, 1992, to December 31, 2000.

     b. Cash and cash equivalents

     The Company treats temporary investments with a maturity of less than three months as cash.

     c. Investments

     The Company's investments are classified as trading securities and are carried at fair value with the realized and unrealized losses are carried in operations.

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

     f. Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives using the straight-line methods over a period of five years. Maintenance and repairs are charged against operations and betterment's are capitalized.

     g. Revenue Recognition

     Revenue is recognized when extracted minerals are shipped.

     h. Foreign Currency Translation

     The U.S. dollar amounts presented have been translated from the Brazilian, Honduras and Canada currency amounts in accordance with he criteria set forth in Statement of Financial Accounting Standards 52 (SFAS 52) as applicable to the accounts and transactions of a company operating in the currency of a country with a non-highly inflationary economy. As of July 01, 1997, the three years cumulative rate of inflation in Brazil, Honduras and Canada was less than 100% and the entity's functional currency became the Brazilian real, Honduars lempira and the Canadian dollar, the currency of the primary economic environment in which the Company operates. As the reporting currency is the U.S. dollar, the following criteria for the translation of Brazilian reais, Honduras lempira and Canadian dollars to U.S. dollars was applied to the local currency basis financial statements according to SFAS 52. Assets and liabilities were translated by using the exchange rate at the balance sheet date; Revenues, expenses, gains, losses were translated by using the weighted average exchange rate for the period from January 1, 2000 to December 31, 2000.

     The translation loss for the period from January 1, 2000 to December 31, 2000 was reported separately as a component of shareholder's Equity (as a CTA -cumulative translation adjustment); The capital account in Shareholder's equity was translated by using the historical exchange rate.

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

     l. Basic and diluted net loss per share

     Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

     m. Stock-based compensation

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The implementation of this standard did not have any impact on the Company's financial statements.

     n. Fair value of financial instruments

     Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

     o. Segment Reporting

     The Company allocates resources and assesses the performance of its activities as one segment. During the years ended December 31, 2000 and 1999, the Company only operated in one segment therefore segment disclosure has not been presented.

     p. Recent Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. This statement is not applicable to the Company.

     In June 1999, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards (SFAS) No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that raises or Holds Contributions for Others." This statement is not applicable to the Company.

     In June 1999, the FASB issued Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect adoption of SFAS No. 137 to have a material impact, if any, on its financial position or results of operations.

     In June 2000, the FASB issued Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." This statement is not applicable to the Company.

     In June 2000, the FASB issued Financial Accounting Standards (SFAS) No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121." This statement is not applicable to the Company.

     In September 2000, the FASB issued Financial Accounting Standards SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and a replacement of FASB Statement No. 125." This statement is not applicable to the Company.

     In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the SEC's views on the application of GAAP to revenue recognition. In June 2000, the SEC released SAB No. 101B that delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal year beginning after December 15, 1999. The Company has reviewed SAB No. 101 and believes that it is in compliance with the SEC's interpretation of Revenue recognition.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." This Interpretation clarifies (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a no compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of this Interpretation has not had a material impact on the Company's financial position or operating results.

     q. Reclassifications

     Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

Note 3. Acquisition of Assets

     The following claims have not been proven to have a commercial minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed

     a. Lagoa da Pedra Project

     On March 13, 1995 when the Company entered into an agreement to purchase the alluvial mineral rights in its Lagoa da Pedra Project located on the Jequitinhonha river, near Diamantina, Minas Gerais, Brazil from the Lagoa da Pedra Partnership (the "Partnership") for 2,280 shares of common stock. The partnership consisted of Charles Stetler, a geologist (owning 12.5% of the Partnership), Jose Lourenco Viana Neto (owning 12.5% of the Partnership),

Enterprise Gold Limited, a partnership located in Monaco (owning 50% of the Partnership) and Perth Limited of the British Virgin Islands (owning 25% of the Partnership). Charles Stetler and Jose Lourenco Viana Neto are experienced in the mining industry in Brazil and will manage the operations in Brazil and Enterprise Gold Limited and Perth are investors with international business affiliations that assisted in the corporate development of the operation. The transaction has been accounted for as a reverse acquisition and using the purchase method of accounting with historic costs being the basis of valuation. The financial statements of the Company have been retroactively restated to include the combined statements of operations and cash flows for the period from inception, March 22, 1992, to March 13, 1995 and the statements of operations and cash flows of Lagoa da Pedra Partnership for the period March 13, 1995. The aggregate moneys spent on the project to date represent $293,197.

     The contract for purchase required a payment of $30,000 with a down payment of $5,000, which was paid on May 10, 1993 by the Lagoa da Pedra Partnership and the balance of $25,000 to be paid by December 31, 1996 by the Lagoa da Pedra Partnership. The terms of the agreement were modified on various occasions to extend the time required to pay the balance of $25,000.

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

     On September 11, 1996, the Company issued an aggregate of 198 shares of restricted common stock as part consideration in the acquisition of Minas Novas and to extend the deadline for the payment of the purchase price of the mineral property. These shares were subsequently restated to 198 upon the reverse split of the Company's stock. The shares were issued as restricted stock.

     On December 16, 1997, the Company issued an additional 2,381 shares of common stock pursuant to the agreement with Minas Novas to three individuals named in the agreement as follows: 1,310 shares to Friedrich Ewald Renger, 833 shares to Victor Eugenio Suckau and 238 shares to Lothar Wirth. These shares were issued as a further inducement to extend the deadline for the payment of the purchase price of the mineral property and as additional consideration and collateral for the consummation of this purchase agreement. The shares of common stock, were issued as restricted stock and were valued at an aggregate of $62,500 and charged to operations as a cost of acquiring the mineral property.

     The shareholders' of Minas Novas had an option until September 30, 1998, to require the Company to repurchase the shares for an aggregate consideration of $500,000 by notifying the company of Minas Nova's intention in writing by September 1, 1998 and effect payment within 120 days. Thirty days after written notice, interest will accrue at the rate of 2% per month. In the event of default by the Company to repurchase these shares, then the present contract looses all legal validity and all outstanding shares of Minas Novas must be returned to the seller without onus to the seller. Effective September 2, 1998, if the principals of Minas Novas wish to sell on the open market any part of the shares of restricted stock, these shares can only be sold in blocks with a combined maximum value of $100,000 in any given month.

     The Company also agreed to begin to advance money as follows:

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

     As of December 31, 1997, the Company reflected a total Contract Payable of $603,000 consisting of a $103,000 balance for monies due towards the 4 monthly payments of $5,000 due for 1997, the $80,000 and the $20,000 less $17,000 paid as of December 31, 1997 and the liability for the repurchase of the shares of common stock for an aggregate consideration of $500,000.

     The Company has charged operations for an aggregate of $240,000 representing the $120,000 in operating monies due Minas Novas and $120,000 representing the difference in the purchase price of $120,000 due to the penalties for prolonging payment of the original terms of purchase ($500,000 for the option less the original purchase price of $380,000).

     As of December 31, 1998, the Company has concluded that the Minas Novas Project is not able to yield production sufficient to offset the required investment in exploration and commercial production costs and has charged the cost to purchase the Minas Novas project of $380,000 to operations for the year ending December 31, 1998. Management is also of the opinion that Minas Novas Pesquisa E Lavra S.A. has not lived up to the terms and conditions of the contract for purchase, exploration and development entered into on September 11, 1997 and has discontinued any further relationship with the shareholders of Minas Novas. The Company has also placed a stop transfer order on the shares of common stock that were issued as a further inducement and as additional consideration and collateral for the consummation of this purchase agreement and has requested the return of these shares. As of December 31, 2000, the Company has recognized the value of the outstanding put option of the shares of common stock collateralizing aggregating $500,000 and the balance of the contract payable aggregating $103,000. Pursuant to the terms and conditions of the agreement, the Company may also be liable for liquidated damages of up to $210,000 if litigation should occur.

     As of December 31, 2000, a lawsuit has not been entered into by either party and in the opinion of management a lawsuit by Minas Novas is not expected considering that they have regained all rights to the property and their shares of stock and the benefits of the Company's investment in property improvements and equipment purchased.

     c. Arizona Property

     On May 5, 1997, the Company issued, pursuant to regulation D, an aggregate of 19,048 shares of common stock to various parties in consideration for the purchase of 18 unpatented mining claims situated in Pima County, Arizona, valued at $100,000.

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

     d. Honduras Properties

     In October 1997, the Company, through its subsidiary, Highland Resources Honduras S.A., of which the Company owns 95%, entered into an agreement for the purchase of 100% ownership of the and the mineral rights from Desarrollo De Recursos Naturales, S. de R.L. de C.V., ("Derena") consisting of mineral concessions aggregating 18,000 hectares. The agreement was memorialized in Honduras on March 18, 1998 with the recording and registration of the Company rights and titles to the concessions in Tegucigalpa, Honduras through the Company's subsidiary Highland Resources Honduras, S.A.

     As of March 31, 1998, title had transferred by agreement but had not been officially registered with the local government.

     In June 1997, the Company paid a fee of $25,000 to Derena for the right to do due diligence on the properties owned by Derena in Honduras. Upon acceptability of the investigation, the Company would obtain 75% ownership of Derena for a cash payment of US$ 250,000. In December 1998, the percentage of ownership was renegotiated to become 95% ownership. Derena's minority holding of 5% would be a "free carried interest", (i.e. not contributing to exploration, administration and development costs), except as follows:

     Production from all properties would be subject to a 2% "Net Smelter Royalty", payable to Decenna, Mr. Mattsson and/or his assignees and/or successors.

     For a period of 5 years from June 10, 1997, the Company has the option to purchase Mr. Mattsson's minority interest interests, whether carried or participatory for the sum of US$ 1,000,000.

     Mr. Mattsson has been appointed to the Executive Advisory Board of the Company.

     As of December 31, 1998, the Company has paid $391,313 pursuant to the terms of this agreement and the percentage of ownership was renegotiated to become 95%.

Note 4. Related Party transactions

     a. Issuance of Common Stock

     On March 31, 1992, the Company issued 556 shares of common stock to Mr. Roger Fidler in consideration for the contribution of $1,500 in cash and $500 in organization costs.

     On December 16, 1997, the Company issued pursuant to regulation D, 286 shares of common stock to 6 advisory board members in exchange for services over a period of 1 year valued at $1,500.

     On May 5, 1997, the Company issued an aggregate of 103 shares of common stock to Wolfdietrich Bruehl, former Chairman of the Board, in consideration for services valued at $22,450.

     On May 5, 1997, the Company issued an aggregate of 1,905 shares of common stock to Charles Stetler, former President, in consideration for services valued at $28,571.

     On May 5, 1997, the Company issued an aggregate of 952 shares of common stock to Melanie Ellerton, former President of the Company for an aggregate consideration for services valued at $5,000.

     On May 5, 1997, the Company issued an aggregate of 990 shares of common stock to George Nadas in consideration for services valued at $5,000.

     On July 10, 1998, the Company sold an aggregate of 71,338 shares of common stock to John Demoleas, President, in consideration for $40,000.

     On September 9, 1998 the Company sold an aggregate of 48,444 shares of common stock to John Demoleas for $14,533.

     As of December 31, 1998, the Company issued an aggregate of 476 shares of common stock to John Demoleas, President of the Company for an aggregate consideration of $5,000.

     As of September 30, 1999, the Company sold an aggregate of 486,666 shares of common stock for an aggregate of $104,000 to Mr. John Demoleas, President.

     As of September 30, 1999, the Company sold 20,000 shares of common stock for $10,000 to Mr. George Nadas, Secretary.

     b. Officer Compensation

     For the year ended December 31, 2000, the Company has not paid any salary to any of the officers.

     c.Officer Loan

     In April 1999, John Demoleas, President of the Company advanced the Company an aggregate of $50,000. During 2000, the Company borrowed additional $82,712. Total loan from officer at December 31, 2000 amounted to $132,712. The loan is payable on demand, unsecured and interest free.

Note 5. Preferred Stock

     The certificate of Incorporation was amended on January 17, 1995 increasing the number of shares authorized from 200 common shares with a par value of $.001 to an aggregate number of shares of stock which the corporation shall have authority to issue is 20,000,000, which are divided into 5,000,000 shares of Preferred stock with a par value of $.001. The Preferred Shares have the following provisions:

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

     On December 31, 2000, the number of shares of preferred stock outstanding was -0-.

Note 6. Furniture and Fixtures

     Furniture and fixtures consisted of the following:

                                            December 31, 2000
                                            -----------------
                       Office equipment           $7,959
                       Accumulated depreciation    6,124
                                                  ------
                       Balance                    $1,835
                                                  ======

Note 7. Income Taxes

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 2000, the Company had no material current tax liability, deferred tax assets or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

     As of December 31, 2000, the Company has net operating loss carry forwards for income tax purposes of $2,254,000. This carry forward is available to offset future taxable income, if any, and expires in the year 2015. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

     The components of the net deferred tax asset as of December 31, 2000 are as follows:

                 Deferred tax asset:

                 Net operating loss carry forward   $ 770,000
                 Valuation allowance                 (770,000)
                                                    ---------
                 Net deferred tax asset             $       0
                                                    =========

     The Company recognized no income tax benefit for the loss generated in the period from inception, March 23, 1992, to December 31, 2000.

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

Note 8. Cash Flow Information

     The following is supplemental cash flow information for the period from inception, March 23, 1992, to December 31, 1997

          Issuance of 2,280 common shares for
           acquisition of  mineral properties
           on March 13, 1995                               $(293,197)

          Issuance of 670 common shares for
           forgiveness of debt                              (147,376)

          Issuance of 198 common shares as part
           consideration of Minas Novas                      (43,056)

          Issuance of 19,048 common shares as
           consideration for acquisition of Arizona
           properties                                       (100,000)

          Issuance of 12,476 common shares in
           consideration for consulting fees                 (65,500)

          Issuance of 2,381 common shares as part
           consideration for the Minas Novas acquisition     (62,500)

          Issuance of 286 common shares to 6 advisory
           board members in exchange for services             (1,500)

          Capital Stock                                      713,129
                                                           ---------
          Total                                            $       0
                                                           =========


     The following is supplemental cash flow information for the year ended December 31, 1998:

         Issuance of 2,666 common shares in consideration
          of consulting fees                                 $ (28,500)

         Issuance of 39,997 common shares in consideration
          of the conversion of debt                           (101,000)

         Capital Stock                                         129,500
                                                             ---------
         Total                                               $       0
                                                             =========

     The following is supplemental cash flow information for the year ended December 31, 1999:

       Issuance of 53,312 common shares in consideration
        of the conversion of debt                              $(24,000)

       Issuance of 40,000 shares in consideration consulting
        fees                                                    (30,000)

       Capital Stock                                             54,000
                                                               --------
       Total                                                   $      0
                                                               ========

     The following is supplemental cash flow information for the year ended December 31, 2000:

      Issuance of 93,333 shares in consideration of consulting
       fees                                                       (50,000)

      Capital Stock                                                50,000
                                                                 --------
      Total                                                      $      0
                                                                 ========


Note 9. Commitments and Contingencies

     a. Stock Option Plan and Stock Grant Program

     In June 1995, the Company adopted a non-qualified stock option plan and a stock grant program with the following provisions.

     1. Stock Option Plan: The Company has reserved 20,000 shares of its authorized common stock for issuance to key employees, officers and consultants. Under this plan, no employee may receive more than 3,333 options. Options are nontransferable and expire if not exercised within two years. The options may not be exercised by the employee until after the completion of two years of employment with the Company. The options are issuable to officers, key employees and consultants in such amounts and prices as determined by the Board of Directors. As of December 31, 1997, no options have been granted pursuant to this plan.

     2. Stock Grant Program: The Company has reserved 20,000 shares of its authorized common stock for issuance to key employees, officers, directors, and consultants. Under this plan, no employee may receive more than 6,666 options. The program requires the employee to remain as the employee of the company for at least one year following the grant and to agree not to engage in any activity which would be considered in competition with the Company's business. If the employee violates any one of these conditions the ownership of the stock issued under the program shall revert back to the Company. The stock issued under the program is nontransferable for two years. As of December 31, 1998, December 31, 1999 and December 31, 2000, no options have been granted pursuant to this plan.

     b. Leased Office Space

     The Company occupies office space at the office of George Nadas, Chartered Accountant and Secretary to the Company at 800 Petrrolia Road, Unit 7, Toronto, Canada M3J 3K4. The Company pays rent on a month-to-month basis at the rate of $250.

     c. Leased Office Space in Honduras

     On October 26, 1997, the Company, through its subsidiary HRH, leased approximately 630 square feet of office space for two years in the city of Tequcigalps for $625 per month.

     d. Consulting Agreements

     1. On November 17, 1997, the Company entered into a consulting agreement with Loeb Aron & Company LTD. ("Loeb Aron"), a company incorporated in England for services relating to geology and related mining, smelting, engineering, and production of minerals. The agreement is for two years beginning October 1, 1997 and is extended automatically for a period of 6 months or until notice is given by either party.

     For the year ended December 31, 1998, the Company has paid Loeb Aron as follows: On February 4, 1998, 714 post split shares of common stock valued at $1,000 and on September 10, 1998, 15,333 shares of common stock valued at $25,000.

     2. Agreement with A-Z Professional Consultants, Inc. a Utah corporation, ("A-Z"), for the purposes of consulting on matters relating to mergers and acquisitions, advising corporate management and in performing general administrative duties for public-held companies and development stage investment ventures. The term is for 1 year and is renewable.

     Payment for these services is 40,000 shares of common stock. As of September 30, 1999, the Company has delivered 40,000 shares of common stock valued at $0.75 per share for an aggregate consideration of $30,000.

     3. On November 22, 2000, the Company entered into a consulting agreement with two individuals, whereby, these individuals will provide the Company financial consulting services. On December 4, 2000, the Company issued 93,333 of its ordinary share capital valued at $50,000.

Note 10. Convertible Promissory Note

     The Company borrowed an aggregate of $125,000 as evidenced by a Convertible Promissory Note with Cadence Capital Corp., (the "Note") dated March 26, 1998 and due September 22, 1998. The Company received net proceeds of $109,635 after paying interest in advance of $15,635. The Note is payable pursuant to the following terms and conditions:

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

     As of December 31, 1998, the Company had converted $101,000 in debt into an aggregate of 67,906 shares of common stock for an average conversion price of $1.50 per share.

     As of December 31, 1999, the Company converted the balance of $24,000 into 53,312 shares of common stock in consideration for the conversion of $24,000 in debt $.45 per share.

     On the dates of conversion of the promissory notes, the conversion prices were less than the fair values of the common stock; hence a beneficial conversion feature is attached to these convertible notes. For the year ended December 31, 1998 and 1999, the amount of this beneficial conversion feature is $41,248 and $7,994 respectively and has been recorded as interest expense and additional paid-in-capital for the years ended December 31, 1998 and 1999.

Note 11. Subsequent Events

     Stock Option

     Subsequent to year ended December 31, 2000, the company has adopted a stock option plan, under which options may be granted, as determined by the option committee of the board of directors at the time of grant of an option. The plan enables the option committee of the board of directors to grant up to 13,333 stock options to employees and consultants from time to time. The option committee has granted no options. The date of grant of an Option shall, for all purposes, be the date on which the Option Committee makes the determination granting such Option, or such other date as determined by the Option Committee.

     Stock Split

     Subsequent to year ended December 31, 2000, the stockholders of the Company authorized a reverse stock split of the Company's common stock in the ratio up to one share for fifteen shares. The net loss per common share has been restated to retroactively effect a reverse stock split in the ratio of one share for ten shares.