Form 10QSB
period 2001-03-31
HIGHLAND HOLDINGS INTERNATIONAL INC
filed 2001-05-15
CIK 1100273

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to ________________

      Commission File Number:   000-28461

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                      -------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                      98-0179679
--------------------------------            ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

         5075 Warner Avenue, Suite B, Huntington Beach, California 92649
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (714) 377-2118
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X     No
                                                              -----      -----

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court. Yes        No
                                                -----     -----

Applicable only to Corporate Issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 1,272,326 as of May 5, 2001.

Transitional Small Business Disclosure Format (Check One):  Yes       No   X
                                                                -----    -----

PART I  -  FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------


                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                      March 31,
                                                                        2001
                                                                    -----------
                                        Assets
Current assets
  Cash                                                              $     1,910
                                                                    -----------

Property & equipment-net                                                  1,475
                                                                    -----------

Total assets                                                        $     3,385
                                                                    ===========

                     Liabilities and Stockholders' Deficit
Current liabilities
  Accounts payable and accrued expenses                             $    21,189
  Officer loan payable                                                  146,212
  Contract payable                                                      103,000
                                                                    -----------
  Total liabilities                                                     270,401

Stockholders deficit
  Preferred stock- $.001 par value,
  authorized 5,000,000 shares. The number of
  shares outstanding at March 31, 2001; -0-
  Capital stock-$.001 par value,
  authorized 20,000,000 shares
  The number of shares
  outstanding at March 31, 2001; 1,272,326.                               1,272
  Additional paid in capital                                          2,097,767
  Accumulated other comprehensive income: Currency translation            5,982
  Accumulated deficit during exploration stage                       (2,372,037)
                                                                    -----------
Total stockholders deficit
                                                                       (267,016)
Total liabilities and stockholders deficit                          $     3,385
                                                                    ===========


                 See accompanying notes to financial statements.

                                 HIGHLAND HOLDINGS INTERNATIONAL, INC.
                                    (an exploration stage company)
                                 CONSOLIDATED STATEMENT OF OPERATIONS
                                              (Unaudited)

                                                                                     For the period
                                                                                     from inception,
                                                        For the year     For the     March 23, 1992
                                                            ended       year ended         to
                                                          March 31,      March 31,      March 31,
                                                            2001           2000           2001
                                                          ----------    -----------    -----------
Income                                                    $      -0-    $       -0-    $       -0-

Cost of goods sold                                               -0-            -0-            -0-
                                                         -----------    -----------    -----------

Gross profit                                                     -0-            -0-            -0-

Operations:
  General and administration                                   8,552         18,882        875,130
  Exploration costs                                            7,500         17,106        777,875
  Non cash compensation-consulting fees                       50,000            -0-        225,500
  Non cash payment for mining interests                         --             --          391,753
  Realized and unrealized loss on                               --           11,386         30,418
   trading securities-net
  Depreciation and amortization                                  360            -0-          6,484
                                                         -----------    -----------    -----------
Total expense                                                 66,412         47,374      2,307,160

Loss from continuing operations                              (66,412)       (47,374)    (2,307,160)

Other income and loss
  Interest expense                                               -0-           (169)       (64,877)
                                                         -----------    -----------    -----------

Total other income and expenses                                 (-0-)          (169)       (64,877)

Net Profit (Loss) from operations                        $   (66,412)   $   (47,543)   $(2,372,037)
                                                         ===========    ===========    ===========

Net loss per share-basic & diluted                       $     (0.05)   $     (0.05)
                                                         ===========    ===========
Weighted average number of shares outstanding
Basic & Diluted                                            1,216,771        978,993
                                                         ===========    ===========


                               See accompanying notes to financial statements.




                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                                   (UNAUDITED)



                                                                            Deficit
                                                                          accumulated
                                                               Additional   during        Currency
                                        Common       Common     paid in   exploration    translation
             Date                       Stock        Stock      capital      stage       adjustment          Total
              ----                      -----        -----      -------      -----       ----------          -----
03-13-1992                                  556      $    1     $  1,999     $  0             $   0        $  2,000
Net loss                                   ------    ------     --------     -----           ------        ----------
                                                                                 (1,800)                     (1,800)
12-31-1994                                  556           1        1,999         (1,800)                        200
Issuance of stock for acquisition          2280           2      293,195                                    293,197
Additional capital contribution                                   27,000                                     27,000
Currency translation adjustment
Net loss                                                                        (30,050)                   (30,050)
                                                                                --------                   --------
12-31-1995                                2,836           3      322,194        (31,850)                    290,347
Issuance of shares for                      670           1      147,375                                    147,376
forgiveness of loans
Issuance of shares for                      198           1       43,055                                     43,056
acquisition
Currency translation adjustment
Net loss                             __________    ________    _________       (845,629)    __________    (845,629)


12-31-1996                                3,704           5      512,624       (877,479)                  (364,850)
Issuance of shares for                   19,048          19       99,981                                    100,000
acquisition
Issuance of shares for                   12,476          12       65,488                                     65,500
consulting services
Sale of shares                            2,857           2       14,998                                     15,000
Sale of shares                           17,143          17       89,983                                     90,000
Issuance of shares for                    2,381           2       62,498                                     62,500
acquisition
Issuance of shares to Advisory              286           1        1,499                                      1,500
Board
Sale of shares                            5,000           5      524,995                                    525,000
Currency translation adjustment                                                                  8,621        8,621
Net loss                            ___________    ________    _________                   ___________    (593,679)

                                                                               (593,679)
12-31-1997                               62,895          63    1,372,066     (1,471,158)         8,621     (90,408)
Issuance in consideration for             2,666           3       28,497                                     28,500
consulting fees
Issuance of shares for                   67,906          68      100,932                                    101,000
conversion of debt
Sale of shares through private           40,317          40      155,960                                    156,000
placement
Sale of shares                           22,667          23       33,977                                     34,000
Sale of shares through private          182,542         182       81,962                                     82,144
placement
Beneficial conversion feature on                                  41,248                                     41,248
loans
Foreign currency translation                                                                     (940)        (940)
Net loss                            ___________    ________    _________       (449,445)   ___________    (449,445)

12-31-1998                              378,993         379    1,814,642     (1,920,603)         7,681     (97,901)
Capital contribution                                               8,024                                      8,024
Sale of shares through private          506,667         507      113,493                                    114,000
placement
Issuance of shares for                   53,333          53       23,947                                     24,000
conversion of debt
Issuance of shares for                   40,000          40       29,960                                     30,000
consulting fees
Beneficial conversion feature on                                   7,994                                      7,994
loans
Currency translation adjustment                                                                (1,699)      (1,699)
Net loss                            ___________    ________    _________                   ___________    (219,015)

                                                                               (219,015)
12-31-1999                              978,993         979    1,998,060     (2,139,618)         5,982    (134,597)
Issuance of shares for
consulting fees                          93,333          93       49,907                                     50,000
Net loss                            ___________    ________    _________                                   (166,007)

                                                                               (166,007)
12-31-2000                            1,072,326       1,072    2,047,967     (2,305,625)         5,982    (250,604)
Issuance of shares for
Consulting fees                         200,000         200       49,800                                     50,000
Net loss for the quarter ended
3-31-2001                           ___________    ________    _________                   ___________

                                                   $ 1,272   $2,097,767         (66,412)    $   5,982      (66,412)
                                                   =======  ===========       =========     =========   ==========
                                     1,272,326                              $(2,372,037)                $ (267,016)
                                     ==========                             ============                ==========


All shares issuance reflect a 17,500 forward split on January 24, 1995; a 30 to 1 reverse split on April 4, 1997 and a 7 to 1 reverse split on July 1, 1998 and a 15 to 1 reverse split on January 10, 2001.


                 See accompanying notes to financial statements


                                              HIGHLAND HOLDINGS INTERNATIONAL, INC.
                                                  (an exploration stage company)
                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                                           (Unaudited)
                                                                                                                For the period
                                                                                                                from inception,
                                                                               For the          For the         March 23, 1992,
                                                                             year ended        year ended             to
                                                                              March 31,         March 31,         March 31,
                                                                                2001              2000              2001
                                                                             -----------       -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                   $   (66,412)      $   (47,543)      $(2,372,037)
  Adjustments to reconcile net loss to net
   cash used in operating activities:

  Depreciation and amortization                                                      360              --               6,484
  Issuance of common stock for consulting fees                                    50,000              --             225,500
  Issuance of common stock for the Lagoa da Pedra Project                           --                --             293,197
  Issuance of common stock for the acquisition of Arizona properties                --                --             100,000
  Issuance of common stock for the acquisition of Minas Novas                       --                --             105,556
  Interest expense                                                                  --                --              64,877
Changes in assets & liabilities
  Trading securities                                                                --              27,978              --
  Prepaid expenses                                                                  1278              --                --
  Accounts payable                                                                  1250            (2,426)           21,189
                                                                             -----------       -----------       -----------
NET CASH USED IN OPERATING ACTIVITIES                                            (13,524)          (21,991)       (1,555,234)

CASH FLOWS FROM FINANCING ACTIVITIES
  Officer loan payable                                                            13,500            19,075           146,212

  Contract payable                                                                  --                --             103,000
  Proceeds from issuance of shares of common stock for debt                         --                --             147,376
  Proceeds of convertible note                                                      --                --             109,365
  Currency translation adjustment                                                   --                --               5,982
  Sale of stock-net of offering costs                                               --                --           1,053,168
                                                                             -----------       -----------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         13,500           170,325         1,565,103

CASH FLOWS FROM INVESTING ACTIVITIES
  Office equipment                                                                  --                --              (7,959)

NET CASH USED IN INVESTING ACTIVITIES                                               --                --              (7,959)

NET INCREASE (DECREASE) IN CASH                                                      (24)           (2,916)            1,910
CASH BALANCE BEGINNING OF PERIOD                                                   1,934             5,678               -0-
                                                                             -----------       -----------       -----------
CASH BALANCE END OF PERIOD                                                   $     1,910       $     2,762       $     1,910
                                                                             ===========       ===========       ===========


                See accompanying notes to financial statements.



                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 2001 & 2000
                                   (Unaudited)

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

     On January 10, 2001, the stockholders of the Company authorized a reverse stock split of the Company's common stock in the ratio up to one share for fifteen shares. The net loss per common share has been restated to retroactively effect a reverse stock split in the ratio of one share for ten shares.

     In the quarter ended March 31, 2001, the Company issued 200,000 shares of common stock in consideration of consulting fees valued at an aggregate of $50,000.

Note 2-Summary of Significant Accounting Policies

     a. Basis of Financial Statement Presentation

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no current source of revenue. The Company incurred net losses of $2,372,037 for the period from inception, March 23, 1992, to March 31, 2001. This factor raises substantial doubt about the Company's ability to continue as a going concern. The Company is anticipating the need to do further private placements to bring the mine in Honduras into production and with the completion of its additional private placement and with the increase in working capital, the Company will be able to continue to develop the Company's mining concession and begin production. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The recoverability of the amounts shown for the mining projects and the ability of the Company to continue as a going concern are dependent upon its ability to raise capital, achieve profitable operations from its mining activities, and on a satisfactory regulatory environment governing the development and operation of mining properties in Honduras.

     The financial statements presented consist of the consolidated balance sheet of the Company as at March 31, 2001 and the related consolidated statements of operations, stockholders equity and cash flows for the quarters ending March 31, 2001 & 2000, and for the period from inception, March 23, 1992, to March 31, 2001.

     b. Cash and cash equivalents

     The Company treats temporary investments with a maturity of less than three months as cash.

     c. Investments

     The Company's investments are classified as trading securties and are carried at fair value with the realized and unrealized losses are carried in operations.

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

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 2001 & 2000
                                   (Unaudited)


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

                     HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (an exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 & 2000
                                  (Unaudited)


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

     q. Reclassifications

     Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

Note 3 - Cash Flow Information

     The following is the supplemental cash flow information for the period ended March 31, 2001:

     Issuance of 200,000 shares in consideration of consulting fees     (50,000)

     Capital Stock                                                       50,000
                                                                        -------
          Total                                                         $   -0-
                                                                        =======


Note 4 - Basis of Preparation

     The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the two years ended December 31, 2000 was filed on April 5, 2001 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

Item 2. Management's Discussion and Analysis or Plan of Operation.
        ----------------------------------------------------------

Except for historical information, the materials contained in this Management's Discussion and Analysis are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934) and involve a number of risks and uncertainties. These include the Company's historical losses, the need to manage its growth, general economic downturns, intense competition in the mining and natural resource industries, seasonality of quarterly results, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission (the "SEC"). Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures by the Company in this Quarterly Report, as an attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, and results of operations and prospects.

Exploration Stage Activities.
----------------------------

The Company has been an exploration stage enterprise from its inception March 23, 1992, to March 31, 2001. The Company is an exploration stage company involved in the exploration of a gold mining concession in Honduras, which began in October, 1997.

The Company was formed on March 23, 1992 and remained inactive until March 13, 1995 when the Company entered into an agreement to purchase the alluvial mineral rights in its Lagoa da Pedra Project from the Lagoa da Pedra Partnership for 34,202 of the Company's common shares. As of December 31, 1996, the Company had concluded that the Lagoa da Pedra Project was not able to yield production sufficient to offset the required investment in exploration and commercial production costs and the mineral costs of $446,967 accumulated for this project were charged to operations for the year ending December 31, 1996.

On June 27, 1996, the Company, under the same management, entered into an agreement with Minas Novas Pesquisa E Lavra S.A. ("Minas Novas"), a Brazilian corporation for the acquisition of 95% of the issued and outstanding stock of Minas Novas, which included various mineral properties in Brazil. As of December 31, 1998, the Company, under the direction of a new President, John Demoleas, concluded that the Minas Novas Project was not able to yield production sufficient to offset the required investment in exploration and commercial production costs and charged the accumulated mineral costs of $225,191 to operations as of December 31, 1998.

On May 5, 1997, the Company issued, pursuant to Regulation D, an aggregate of 28,571 shares of common stock to various parties in consideration for the purchase of 1 unpatented mining claims situated in Pima County, Arizona, valued at $100,000. As of December 31, 1998, the Company has concluded that the Arizona Project is not able to yield production sufficient to offset the required investment in exploration and commercial production costs and charged the mineral costs of $29,658 accumulated for this to operations for the year ending December 31, 1998.

In October, 1997, the Company, through its subsidiary Highland Resources Honduras S.A., of which the Company owns 95% of the outstanding capital stock, entered into an agreement for the purchase of 100% ownership of the mineral rights from Desarrollo De Recursos Naturales, S. de R.L. de C.V., ("Derena-Desarrollo") consisting of mineral concessions aggregating 18,000 hectares. As of March, 2001, the property in Honduras is the only active mining project that the Company feels will be capable of yielding production level quantities of gold. As of March 31, 2001, the Company has charged an aggregate of $777,875 to exploration costs. The Company is in the process of pursuing and finding a management team to complete the feasibility studies and conducting geologic exploration and analyze test borings of the Honduras project.

To finance these activities, the Company sold through the period from 1995 through September 30, 1997 an aggregate of 30,000 shares of common stock with an aggregate consideration of $105,000. The Company has sold for the period of October, 1997 through December 31, 1999 an aggregate of 1,279,811 shares of common stock for an aggregate consideration of $954,506.

     There can be no assurance that production will develop. Further investments into exploration activities as defined in the Company's operating plan will significantly reduce the cost of preparation, processing and production by enabling the Company to operate without reliance upon outside vendors and suppliers.

During this exploration period, the Company has been financed through loans that were subsequently converted to 96,556 shares of common stock aggregating $265,741, and through the sale of 1,173,653 shares of common stock aggregating $990,000.

On January 10, 2001 the Company effectuated a reverse split of its common stock on the basis of one new share for each ten old shares held by a stockholder. All of the above numbers reflect the adjustment resulting from this split.

Development of Other Business.
-----------------------------

The Board of Directors, in the third quarter of the fiscal year 2000, decided to begin looking at other business opportunities and engaged two consultants who agreed to make recommendations regarding the acquisition of or merger with cash flowing business entities. As payment, in full, for these services the Company issued 93,333 shares of common stock pursuant to a stock bonus plan. This stock was registered with the SEC by means of a Registration Statement on Form S-8, which was filed with the SEC in November 2000.

During the period ended March 31, 2001, the Company entered into non-binding letters of intent with two business entities engaged in the financial services business sector that had been recommended to the Company. These letters of intent expressed the interest of the Company in acquiring each of these other respective business entities. Based upon these letters of intent and other discussions with the respective parties, the Company is currently engaged in comprehensive due-diligence with respect to each entity. Following completion of such due diligence, which is expected to be concluded on or before June 30, 2001, a decision will be made by the Company's Board of Directors as to whether or not either, or both, of the proposed acquisitions would be in the best interest of the Company and it's stockholders. If the Board of Directors deems it appropriate, definitive acquisition agreements will be negotiated and entered into. At this time, no assurance can be made that any acquisition agreement will be finalized. In addition, one non-binding letter of intent that had been disclosed to the public during the period ended March 31, 2001 has been terminated by the Company and disclosure of this termination has been disseminated to the public.

During the period ended March 31, 2001, he Company engaged a public relations firm to advise on the dealing with brokers and stockholders. The cost to the Company was paid by a stockholder of the Company who would not be deemed an affiliate of the Company.

During the period ended March 31, 2001, four non-affiliated consultants rendered services with respect to future business growth of the Company. As payment, in full, for these services the Company issued 200,000 shares of common stock pursuant to a stock bonus plan. This stock was registered with the SEC by means of a Registration Statement on Form S-8, which was filed with the SEC in January 2001.

Results of Operations for the period ended March 31, 2001 as compared to the period ended March 31, 2000.
--------------------------------------------------------------------------------

Revenues

For the three-month periods ended March 31, 2001 and March 31, 2000, the Company did not generate any revenue from the production and sale of minerals or any other source.

General and Administrative Expenses

General and administrative expenses decreased to $8,552 during the three months ended March 31, 2001 from $18,882 for the same period in 2000, a decrease of $10,330 or 45%. This decrease represents reductions in salary and travel expenses, the focus by the Company on utilizing available cash in developing the property in Honduras and the cessation of expenses related to the Brazil properties.

Exploration Costs

Exploration costs decreased to $7,500 during the three months ended March 31, 2001 from $17,106 for the same period in 2000, a decrease of $9,606 or 56%. This decrease represents a similar reduction in all costs attributable to mining operations by the Company.

Other Income and Expense

Interest expense decreased to $-0- during the three months ended March 31, 2001 from $169 for the same period in 2000, a decrease of $169 or 100%. Non-cash compensation for consulting fees during the three months ended March 31, 2001 totaled $50,000 as compared to $-0- for the same period in the prior year. This increase is attributable to the activities of the Company in researching the viability of other, non-mining related, business ventures.

Liquidity and Capital Resources.
-------------------------------

The accompanying financial statements have been prepared on a going concern basis which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred net losses from inception to March 31, 2001 of $2,372,037. The Company has not generated positive cash flow from operations in 2001. These factors indicate that the Company's continuation as a going concern is dependent upon, among other things, its ability to obtain adequate financing.

     Management is of the opinion that Minas Novas Pesquisa E Lavra S.A. has not lived up to the terms and conditions of the contract for purchase, exploration and development entered into on September 11, 1997 and has discontinued any further relationship with the shareholders of Minas Novas. The Company has also placed a stop transfer order on the 250,000 shares of common stock that were issued as a further inducement and as additional consideration and collateral for the consummation of this purchase agreement and has requested the return of these shares. Management is also of the opinion that it is not liable for default of monies due under the terms of this agreement and has written off additional liabilities aggregating $603,000. Pursuant to the terms and conditions of the agreement, the Company may be liable for liquidated damages of up to $103,000 if litigation should occur and this is reflected in the liabilities section of the balance sheet. In the opinion of management, there is in fact very little likelihood that the liquidated damages will ever be paid. The people at Minas Novas have taken back their shares of stock, kept any equipment and improvements that were made a part of the property, kept any additional cash that was paid to them and in addition have kept all of the shares of common stock issued to them except for the stop transfer on the 250,000 shares. This enrichment amounts to far in excess of any loss they have suffered. However, the costs of bringing the lawsuit in a foreign country would only bring the Company additional expenses beyond what the potential near term value of the resources to be recovered. Whatever resources the Company has at its disposal may well be better spent on the Honduras property. Further the laws of Brazil legislated in the last few years only serve to make mining operations in Brazil more expensive than the value of the minerals to be obtained.

     If management is unable to provide funds from private sources or raise funds through private or public offers, this could materially jeopardize the Company's ability to continue as a going concern and may even jeopardize the Company the continued ownership of the present mineral holdings.

     To date, the Company is an exploration Stage Company involved in the exploration and development of a gold mining concession in Honduras that it began in October 1997. For a further discussion of the historical operations of the Company, reference is made to the Independent Auditor's Report and the Financial Statements for the year ending December 31, 2000 as included in the Company's Annual Report on Form 10-KSB.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.
          -----------------

The Company is not engaged in any legal proceedings.

Item 2.    Changes in Securities.
           ---------------------

None

Item 3.   Defaults upon Senior Securities.
          -------------------------------

None

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

No matter was submitted to a vote of the security holders of the Company during its fiscal quarter ended March 31, 2001.

Item 5.   Other Information.
          -----------------

Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

         (a)  Exhibits.
              --------

                  None

         (b)  Reports on Form 8-K.
              -------------------

               1. The Company filed a Current Report on Form 8-K on March 19, 2001, reflecting the change in independent accountants.

               2. The Company filed a Current Report on Form 8-K/A on April 9, 2001, which included a letter of the former independent accountants concurring with the disclosures set forth in the Form 8-K filed on March 19, 2001.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HIGHLAND HOLDINGS INTERNATIONAL, INC.


Date:  May 11, 2001              by:  /s/ John P. Demoleas
                                      --------------------------------
                                          John P. Demoleas
                                          Chairman, President and
                                          Chief Executive Officer



Date:  May 11, 2001              by:  /s/ George Nadas
                                      --------------------------------
                                          George Nadas
                                          Director, Secretary and Principal
                                          Accounting and Chief Financial Officer