Form 10QSB
period 2001-06-30
HIGHLAND HOLDINGS INTERNATIONAL INC
filed 2001-08-17
CIK 1100273

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ________________

     Commission File Number: 333-50982

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                   98-0179679
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

                    480 Route 9 North Englishtown, New Jersey
                    (Address of principal executive offices)

                                 (732) 617-2855
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ____ No _____

Applicable only to Corporate Issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 1,272,326 as of June 30, 2001.

Transitional Small Business Disclosure Format (Check One):  Yes ____  No    X

PART I  -  FINANCIAL INFORMATION

Item 1. Financial Statements.


                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (An exploration stage company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                       June 30,
                                                                                         2001
                                  Assets

Current assets
  Cash                                                                               $     2,798
                                                                                     -----------

Property & equipment-net                                                                   1,115


                                                                                     -----------
Total assets                                                                         $     3,913
                                                                                     ===========

                               Liabilities and Stockholders' Deficit
Current liabilities
  Accounts payable and accrued expenses                                              $    22,931
  Officer loan payable                                                                   153,612
  Contract payable                                                                       103,000
                                                                                     -----------
  Total liabilities                                                                      279,543

Stockholders deficit
  Preferred stock- $.001 par value authorized 5,000,000 shares. The number of shares outstanding; -0-
  Capital stock-$.001 par value authorized 20,000,000 shares. The number of shares
outstanding; 1,272,326                                                                     1,272
  Additional paid in capital                                                           2,097,767
  Accumulated other comprehensive income: Currency translation                             5,982
  Accumulated deficit during exploration stage                                        (2,380,651)
                                                                                     -----------
Total stockholders deficit
                                                                                        (275,630)
                                                                                     -----------
Total liabilities and stockholders deficit                                           $     3,913
                                                                                     ===========


                See accompanying notes to financial statements.

                                       F1

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (An exploration stage company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

----------------------------------- -------------- -------------- ---------------- ---------------- -------------------
                                     For the six    For the six    For the three    For the three    For the period
                                    month period   month period    month period     month period     from inception,
                                        ended          ended           ended            ended         March 23, 1992
                                      June 30,        June 30,       June 30,          June 30,         to June 30,
                                         2001          2000             2001            2000              2001
                                         ----          ----             ----            ----              ----
----------------------------------- -------------- -------------- ---------------- ---------------- -------------------
----------------------------------- -------------- -------------- ---------------- ---------------- -------------------
Income                              $    -0-       $     -0-      $     -0-        $     -0-        $      -0-

----------------------------------- -------------- -------------- ---------------- ---------------- -------------------
Cost of goods sold                       -0-             -0-            -0-              -0-               -0-
----------------------------------- -------------- -------------- ---------------- ---------------- -------------------

----------------------------------- -------------- -------------- ---------------- ---------------- -------------------
Gross profit                             -0-             -0-            -0-              -0-               -0-
----------------------------------- -------------- -------------- ---------------- ---------------- -------------------

----------------------------------- -------------- -------------- ---------------- ---------------- -------------------
Operations:
----------------------------------- -------------- -------------- ---------------- ---------------- -------------------
  General and administration                9,406         21,289              854            2,407             875,984
----------------------------------- -------------- -------------- ---------------- ---------------- -------------------
  Exploration costs                        14,900         48,506            7,400           31,400             785,275
----------------------------------- -------------- -------------- ---------------- ---------------- -------------------
  Non cash compensation-
  consulting fees                          50,000        -0-            -0-              -0-                   225,500
----------------------------------- -------------- -------------- ---------------- ---------------- -------------------
  Non cash payment for
  mining interests                       -0-             -0-            -0-              -0-                   391,753
----------------------------------- -------------- -------------- ---------------- ---------------- -------------------
  Realized and unrealized loss
  on trading securities-net              -0-              13,286        -0-                  1,900              30,418
----------------------------------- -------------- -------------- ---------------- ---------------- -------------------
  Depreciation and
  amortization                                720        -0-                  360        -0-                     6,844
----------------------------------- -------------- -------------- ---------------- ---------------- -------------------
Total expense                              75,026         83,081            8,614           35,707           2,315,744
----------------------------------- -------------- -------------- ---------------- ---------------- -------------------

----------------------------------- -------------- -------------- ---------------- ---------------- -------------------
Loss from continuing operations           (75,026)       (83,081)           8,614           35,707          (2,315,744)
----------------------------------- -------------- -------------- ---------------- ---------------- -------------------

----------------------------------- -------------- -------------- ---------------- ---------------- -------------------
Other income and loss:
----------------------------------- -------------- -------------- ---------------- ---------------- -------------------

----------------------------------- -------------- -------------- ---------------- ---------------- -------------------
Interest expense                         -0-                (169)       -0-              -0-                   (64,877)
----------------------------------- -------------- -------------- ---------------- ---------------- -------------------
Total other income and expenses         (-0-)               (169)      (-0-)            (-0-)                  (64,877)
----------------------------------- -------------- -------------- ---------------- ---------------- -------------------

----------------------------------- -------------- -------------- ---------------- ---------------- -------------------
Net Profit (Loss) from operations   $     (75,026) $     (83,250) $        (8,614) $       (35,707) $       (2,380,651)
                                     ============   ============   ==============   ===============  =================
----------------------------------- -------------- -------------- ---------------- ---------------- -------------------

----------------------------------- -------------- -------------- ---------------- ---------------- -------------------
Net loss per share-basic & diluted
                                    $       (0.05)   $     (0.09)  $        (0.01)  $        (0.04)
                                     ============     ==========    =============    =============
----------------------------------- -------------- -------------- ---------------- ---------------- -------------------
Weighted average number of shares
outstanding
Basic & Diluted                         1,444,702        978,993        1,472,326          978,993
                                        =========        =======        =========          =======
----------------------------------- -------------- -------------- ---------------- ---------------- -------------------

                See accompanying notes to financial statements.

                                       F2

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (An exploration stage company)
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                                   (Unaudited)

                                                                              Deficit
                                                                            accumulated
                                                              Additional      during        Currency
                                       Common       Common      paid in     exploration    translation
              Date                      Stock        Stock      capital        stage        adjustment      Total
                                      ---------    --------   ----------    -----------       --------    ---------
03-13-1992                                  556   $       1     $  1,999    $                $           $    2,000
                                                                                 (1,800)
                                      ---------    --------   ----------    -----------       --------    ---------
12-31-1994                                  556           1        1,999         (1,800)                        200
Issuance of stock for acquisition          2280           2      293,195                                    293,197
Additional capital contribution                                   27,000                                     27,000
Currency translation adjustment
Net loss                                                                        (30,050)                   (30,050)
                                      ---------    --------   ----------    -----------       --------    ---------
12-31-1995                                2,836           3      322,194        (31,850)                    290,347
Issuance of shares for                      670           1      147,375                                    147,376
forgiveness of loans
Issuance of shares for                      198           1       43,055                                     43,056
acquisition
Currency translation adjustment
Net loss                                                                       (845,629)                  (845,629)
                                      ---------    --------   ----------    -----------       --------    ---------
12-31-1996                                3,704           5      512,624       (877,479)                  (364,850)
Issuance of shares for                   19,048          19       99,981                                    100,000
acquisition
Issuance of shares for                   12,476          12       65,488                                     65,500
consulting services
Sale of shares                            2,857           2       14,998                                     15,000
Sale of shares                           17,143          17       89,983                                     90,000
Issuance of shares for                    2,381           2       62,498                                     62,500
acquisition
Issuance of shares to Advisory              286           1        1,499                                      1,500
Board
Sale of shares                            5,000           5      524,995                                    525,000
Currency translation adjustment                                                                  8,621        8,621
Net loss                                                                       (593,679)                   (593,679)
                                      ---------    --------   ----------    -----------       --------    ---------
12-31-1997                               62,895          63    1,372,066     (1,471,158)         8,621     (90,408)
Issuance in consideration for             2,666           3       28,497                                     28,500
consulting fees
Issuance of shares for                   67,906          68      100,932                                    101,000
conversion of debt
Sale of shares through private           40,317          40      155,960                                    156,000
placement
Sale of shares                           22,667          23       33,977                                     34,000
Sale of shares through private          182,542         182       81,962                                     82,144
placement
Beneficial conversion feature on                                  41,248                                     41,248
loans
Foreign currency translation                                                                     (940)        (940)
Net loss                                                                       (449,445)                  (449,445)
                                      ---------    --------   ----------    -----------       --------    ---------
12-31-1998                              378,993         379    1,814,642     (1,920,603)         7,681     (97,901)

                See accompanying notes to financial statements.

                                       F3

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (An exploration stage company)
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                                   (Unaudited)


Capital contribution                                               8,024                                      8,024
Sale of shares through private          506,667         507      113,493                                    114,000
placement
Issuance of shares for                   53,333          53       23,947                                     24,000
conversion of debt
Issuance of shares for                   40,000          40       29,960                                     30,000
consulting fees
Beneficial conversion feature on                                   7,994                                      7,994
loans
Currency translation adjustment                                                                (1,699)      (1,699)
Net loss                                                                       (219,015)                   (219,015)
                                      ---------    --------   ----------    -----------       --------    ---------
12-31-1999                              978,993         979    1,998,060     (2,139,618)         5,982    (134,597)
Issuance of shares for
consulting fees                          93,333          93       49,907                                     50,000
Net loss                                                                       (166,007)                   (166,007)
                                      ---------    --------   ----------    -----------       --------    ---------
12-31-2000                            1,072,326       1,072    2,047,967     (2,305,625)         5,982     (250,604)

Issuance of shares for
Consulting fees                         200,000         200       49,800                                     50,000
Net loss for the six month
period ended 6-30-2001                                                          (75,026)                    (75,026)
                                      ---------    --------   ----------    -----------       --------    ---------
Balance at 6-30-2001                  1,272,326    $  1,272   $2,097,767    $(2,380,651)      $  5,982    $(275,630)
                                      =========    ========   ==========    ===========       ========    =========



All shares issuance reflect a 17,500 forward split on January 24, 1995; a 30 to 1 reverse split on April 4, 1997 and a 7 to 1 reverse split on July 1, 1998 and a 15 to 1 reverse split on January 10, 2001.


                See accompanying notes to financial statements.

                                       F4

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (An exploration stage company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                                                                For the period from
                                                                                 For the          For the         inception, March
                                                                              period ended      Period ended        23, 1992, to
                                                                                June 30,          June 30,            June 30,
                                                                                  2001              2000                2001
                                                                                  ----              ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net profit (loss)                                                            $(75,026)         $(83,250)          $(2,380,651)
 Add items not affecting cash

  Depreciation and amortization                                                     720                                   6,844
  Issuance of common stock for consulting fees                                   50,000                                 225,500
  Issuance of common stock for the Lagoa da Pedra Project                                                               293,197
  Issuance of common stock for the acquisition of Arizona properties                                                    100,000
  Issuance of common stock for the acquisition of Minas Novas                                                           105,556
  Interest expense                                                                                                       64,877

  Write off of security deposit
  Write off of office equipment abandoned with shut down of office

Changes in non-cash operating accounts
  Prepaid expenses                                                                1,278                                       -
  Accounts payable                                                                2,992              (176)               22,931
                                                                             ----------        ----------          ------------
TOTAL CASH FLOWS FROM OPERATIONS                                                (20,036)          (83,426)           (1,561,746)

CASH FLOWS FROM FINANCING ACTIVITIES
  Officer loan payable                                                           20,900            51,274               153,612

  Contract payable                                                                                                      103,000
  Proceeds from issuance of shares of common stock for debt                                                             147,376
  Proceeds of convertible note                                                                                          109,365
  Currency translation adjustment                                                                                         5,982
  Sale of stock-net of offering costs                                               --                --              1,053,168
                                                                             ----------        ----------          ------------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                                       20,900            51,274             1,572,503

CASH FLOWS FROM INVESTING ACTIVITIES
  Marketable securities                                                                           (29,878)
  Office equipment                                                                  --                                   (7,959)
                                                                             ----------        ----------          ------------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                                          --            (29,878)               (7,959)


NET INCREASE (DECREASE) IN CASH                                                     864            (2,274)                2,798
CASH BALANCE BEGINNING OF PERIOD                                                  1,934             5,678                   --
                                                                             ----------        ----------          ------------
CASH BALANCE END OF PERIOD                                                   $    2,798        $     3,404         $      2,798
                                                                             ==========        ===========         ============

                 See accompanying notes to financial statements

                                       F5

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (An exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2001 & 2000
                                   (Unaudited)

Note 1 - Organization of Company and Issuance of Common Stock

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

     b. Description of the Company

     Through June 30, 2001, the Company was an exploration stage company involved in the acquiring and development of mining concessions aggregating 18,000 hectares in Honduras. It is the only active mining project that the Company believes may be capable of yielding production quantities of gold. There can be no assurance as to whether the Company's concessions contain a commercially viable body of ore (reserves) until further mining geologic exploration work is done, and a final feasibility study based upon such work is concluded.

     c. Issuance of Capital Stock

     All shares issued reflect a 17,500 forward split on January 24, 1995; a 30 to 1 reverse split on April 4, 1997 and a 7 to 1 reverse split on July 1, 1998 and 15 to 1 reverse split on January 10, 2001 and such the per share amounts have been adjusted to reflected the adjusted number of shares.

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


                                       F6

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (An exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2001 & 2000
                                   (Unaudited)

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


                                       F7

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (An exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2001 & 2000
                                   (Unaudited)

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

     Note 2 - Summary of Significant Accounting Policies

     a. Basis of Financial Statement Presentation

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had no current source of revenue as at June 30, 2001. The Company incurred net losses of $2,380,651 for the period from inception at March 23, 1992 to June 30, 2001. This factor raised, as at June 30, 2001, substantial doubt about the Company's ability to continue as a going concern, but management believes, however, that E Street Access, Inc., a privately-held New Jersey corporation in the financial services business ("E Street") acquired by the Company on July 16, 2001, as described in
Note 5 below to these financial statements, will provide sufficient cash from operations to enable the Company to continue as a going concern, even in the absence of funding from offerings of the Company's securities. The Company will require substantial additional funds to finance development of its mining concessions and related real property on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company's ability to develop its mining concessions and related real property is dependent on its success in raising capital and dedicating funds to such activities. Subsequent to the six month period ended June 30, 2001, the Company acquired approximately 70% of the outstanding common stock of E Street. The Company may require additional funds to finance (i) the operations of E Street on an ongoing basis and (ii) E Street's planned growth and development. The ability to obtain these funds may in part be dependent on its ability to achieve a profitable level operations.


                                       F8

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (An exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2001 & 2000
                                   (Unaudited)

     The financial statements presented consist of the consolidated balance sheet of the Company as at June 30, 2001 and the related consolidated statements of operations, stockholders equity and cash flows for the six-month periods ending June 30, 2001 & 2000, and for the period from inception, March 23, 1992, to June 30, 2001.


     b. Cash and cash equivalents

     The Company treats temporary investments with a maturity of less than three months as cash.

     c. Investments

     The Company's investments are classified as trading securities and are carried at fair value with the realized and unrealized losses are carried in operations.

     d. Exploration Costs

     Cost of acquisition, exploration, carrying, and retained unproven properties are expensed as incurred. Cost incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have impairment in value.

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

     h. Foreign Currency Translation

     The U.S. dollar amounts presented have been translated from the Brazilian, Honduras and Canada currency amounts in accordance with he criteria set forth in Statement of Financial Accounting Standards 52 (SFAS 52) as applicable to the accounts and transactions of a company operating in the currency of a country with a non-highly inflationary economy. As of July 01, 1997, the three years cumulative rate of inflation in Brazil, Honduras and Canada was less than 100% and the entity's functional currency became the Brazilian real, Honduras lempira and the


                                       F9

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                         (An exploration stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2001 & 2000
                                   (Unaudited)

Canadian dollar, the currency of the primary economic environment in which the Company operates. As the reporting currency is the U.S. dollar, the following criteria for the translation of Brazilian reals, Honduras lempira and Canadian dollars to U.S. dollars was applied to the local currency basis financial statements according to SFAS 52. Assets and liabilities were translated by using the exchange rate at the balance sheet date; Revenues, expenses, gains, losses were translated by using the weighted average exchange rate for the period from January 1, 2000 to December 31, 2000.

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

     l. Basic and diluted net loss per share

     Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and



                                      F10
warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

     m. Stock-based compensation

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The company uses the intrinsic value method prescribed by APB25 and has opted for the disclosure provisions of SFAs No.123. The implementation of this standard did not have any impact on the Company's financial statements.

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

     p. Recent Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The impact of adopting this statement is not material to the financial statements of the Company.


                                      F11

     In June 2000, the FASB issued Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." The impact of adopting this statement is not material to the financial statements of the Company.

     In June 2000, the FASB issued Financial Accounting Standards (SFAS) No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121." The impact of adopting this statement is not material to the financial statements of the Company.

     In September 2000, the FASB issued Financial Accounting Standards SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and a replacement of FASB Statement No. 125." The impact of adopting this statement is not material to the financial statements of the Company.

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

     In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. The adoption of this pronouncement has not had a material impact on the Company's financial position or operating results.

     On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets.


                                      F12

     SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. This statement is effective for business combinations completed after June 30, 2001.

     SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement becomes effective January 1, 2002.

     Management is in the process of evaluating the requirements of SFAS No. 141 and 142, but does not expect these pronouncements will materially impact the Company's financial position or results of operations.

     q. Reclassifications

     Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

     Note 3 - Cash Flow Information

     The following is the supplemental cash flow information for the period ended June 30, 2001:

     Issuance of 200,000 shares in consideration of consulting fees     (50,000)
     Capital Stock                                                       50,000
                                                                         ------
     Total                                                                  -0-
                                                                         ======

     The Company did not pay any cash for income tax or interest during the periods ended June 30, 2001 and 2000.

     Note 4 - Basis of Preparation

     The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company's audited consolidated financial statements for the two years ended December 31, 2000, which were filed as part of the Company's Annual Report on Form 10-KSB on April 5, 2001 with the Securities and Exchange Commission, are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and six month


                                      F13
periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

     Note 5 - Subsequent Event

     Effective July 16, 2001, the Company acquired approximately 70% of the outstanding common stock of E Street Access, Inc., a privately-held New Jersey corporation ("E Street"), pursuant to a Plan and Agreement of Reorganization, dated June 29, 2001, among the Company, E Street and holders of approximately 70% of E Street's outstanding common stock (the "Exchanging Shareholders"), as amended on July 16, 2001 (the "Agreement"). Pursuant to the Agreement, the Company agreed to exchange its equity securities for all outstanding common stock and warrants of E Street (the "Exchange"), and on July 16, 2001, issued 2,646,533 shares of its Series A Voting Convertible Preferred Stock (the "Preferred Stock") (convertible into 13,232,655 shares of common stock) and 5,800,669 shares of its common stock, in exchange for an aggregate of 19,033,334 shares of E Street common stock of the Exchanging Shareholders, with the result that E Street became a majority-owned subsidiary of the Company. Pursuant to the Exchange and the Agreement, the Company agreed to issue one share of its common stock in exchange for each remaining share of E Street common stock outstanding tendered by the holders thereof. In addition, outstanding warrants to acquire 43,371 shares of E Street common stock, at an exercise price of $ 1.00 per share, will be convertible into warrants to purchase the same number of shares of the Company's common stock at the option of the holders. If all remaining shares of E Street common stock are exchanged for shares of common stock of the Company, an additional 8,286,750 shares of the Company's common stock will be issued in the Exchange, and the total number of such shares then outstanding, excluding shares that would be issuable upon exercise of the warrants, would be 28,594,210, and former E Street shareholders would own approximately 95% of the Company's outstanding common stock.




                                      F14

Item 2. Management's Discussion and Analysis or Plan of Operation.

Except for historical information, the materials contained in this Management's Discussion and Analysis for Highland Holdings International, Inc. (the
"Company") are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and involve a number of risks and uncertainties. These include the Company's historical losses, the need to manage its growth, general economic downturns, intense competition in the mining and natural resource industries, seasonality of quarterly results, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission (the "SEC"). Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures by the Company in this Quarterly Report, as an attempt to advise interested parties of the risks and factors that may affect the
Company's  business,   financial  condition,   and  results  of  operations  and
prospects.

Exploration Stage Activities.

     The Company has been an exploration stage enterprise from its inception March 23, 1992, to June 30, 2001. The Company is an exploration stage company involved in the exploration of mining concessions aggregating 18,000 hectares in Honduras which began in October, 1997. There can be no assurance that production will develop.

Development of Other Business.

The Board of Directors, in the third quarter of the fiscal year 2000, decided to begin looking at other business opportunities and engaged two consultants who agreed to make recommendations regarding the acquisition of or merger with business entities having cash flow. As payment in full for these services, the Company issued 93,333 shares of common stock pursuant to a stock bonus plan. This stock was registered with the SEC by means of a Registration Statement on Form S-8, which was filed with the SEC in November 2000. During the period ended March 31, 2001, the Company entered into non-binding letters of intent with business entities engaged in the financial services business sector that had been recommended to the Company. In May 2001 each of these letters of intent was terminated without cost to the Company. Notice was made to the public at the time of cancellation. A letter of intent was signed with E Street on May 16, 2001 which concluded in the Company's acquisition of approximately 70% of the issued and outstanding shares of E Street on July 16, 2001 (see Subsequent Events" herein). During the period ended March 31, 2001, four non-affiliated consultants rendered services with respect to future business growth of the Company. As payment in full for these services, the Company issued 200,000 shares of common stock pursuant to a stock bonus plan. This stock was registered with the SEC by means of a Registration Statement on Form S-8, which was filed with the SEC in January 2001.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2001 AS COMPARED TO THE PERIOD ENDED JUNE 30, 2000.

Revenues
For the six-month periods ended June 30, 2001 and June 30, 2000, the Company did not generate any revenue from the production and sale of minerals or any other source.

General and Administrative Expenses

General and administrative expenses increased to $9,406 during the six months ended June 30, 2001 from $2,407 for the same period in 2000, an increase of $6,999. This increase represents the use of a contract force to handle the development of the property eliminating the costs incurred the previous year for salaries.

Exploration Costs

Exploration costs decreased to $14,900 during the six months ended June 30, 2001 from $48,506 for the same period in 2000, a decrease of $33,606. This decrease represents a similar reduction in expenditures attributable to mining operations by the Company.

Other Income and Expense

Non-cash compensation for consulting fees during the six months ended June 30, 2001 totaled $50,000 as compared to $-0- for the same period in the prior year. This increase is attributable to the activities of the Company in researching the viability of other, non-mining related, business ventures.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared on a going concern basis which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred net losses from inception to June 30, 2001 of $2,380,651. The Company did not generate positive cash flow from operations in the first of six months of 2001. These facts indicate that the Company's continuation as a going concern is dependent upon, among other things, its ability to obtain adequate financing. At June 30, 2001, assets totaled $3,913 while liabilities totaled $279,543, including a loan from an officer in the amount of $153,612 and contractual obligations, the validity of which is disputed by the Company.

For the six month period ended June 30, 2001, the Company received $20,900 of the $153,612 officer loan.

The Company expects its capital requirements to increase over the next several years as it continues to develop its business, including that of E Street increases sales and administration infrastructure and embarks on developing in-house business capabilities and facilities. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's present management can fund or raise funds to meet capital requirements, the costs and timing of mineral exploration, property development, facilities expansion needs, operating revenues of E Street and competition in the businesses entered into.

The Company will continue to seek working capital from private offerings of its securities. There can be no assurance that the Company will be able to raise funds from such offerings on satisfactory terms, if at all. If the Company is unable to secure funds from private or public offerings, this could materially jeopardize the Company's ability to continue as a going concern or to maintain ownership of its present mineral concessions. Management believes, however, that the Company's acquisition of the financial services company, E Street, as outlined in this Report and in note 5 to the accompanying financial statements, will provide sufficient cash from operations to enable the Company to continue as a going concern, even in the absence of funding from private or public offerings.

Through June 30, 2001, the Company was an exploration stage company involved in the exploration and development of an 18,000 hectare gold mining concession in Honduras that it acquired in October 1997. The Independent Auditor's Report and the Financial Statements for the two years ended December 31, 2000, which were included in the Company's Annual Report on Form 10-KSB filed with the SEC on April 5, 2001 are referenced in the Financial Statements for the quarter ended June 30, 2001 included in this Report.

Subsequent Events.

On July 16, 2001, the Company acquired approximately 70% of the outstanding common stock of E Street pursuant to a Plan and Agreement of Reorganization dated June 29, 2001 as amended on July 16, 2001 (the "Agreement"), and an offer by the Company to exchange its equity securities for all outstanding common stock and warrants of E Street undertaken pursuant to the Agreement (the "Exchange").

Pursuant to the Agreement and the Exchange, on July 16, 2001, the Company issued 2,646,533 shares of its Series A Voting Convertible Preferred Stock (the "Preferred Stock") convertible into 13,232,65 shares of common stock and 5,800,669 shares of its common stock, in exchange for an aggregate of 19,033,334 shares of E Street common stock, with the result that E Street has become a majority-owned subsidiary of the Issuer. The Company had intended to issue one share of its common stock for each share of common stock of E Street tendered in the Exchange, but since the Company did not have the required number of authorized shares of common stock to complete the Exchange on this basis, it agreed to issue one share of Preferred Stock for every five shares of E Street common stock tendered by certain E Street shareholders in the Exchange. Upon approval by the Company's shareholders of an increase in the number of shares of common stock which the Company is authorized to issue, the Preferred Stock will be automatically converted into shares of the Company's common stock. If, at July 16, 2001, the Preferred Stock were converted into common stock, an aggregate of 20,305,660 shares of common stock of the Company would have been outstanding.

Outstanding Warrants to acquire 43,371 shares of E Street common stock at an exercise price of $1.00 per share will be convertible into warrants to purchase the same number of shares of the Company's common stock on the same terms and conditions pursuant to the Exchange.

The exchange of one share of common stock of the Company for each share of common stock of E Street will continue on a rolling basis to E Street's remaining shareholders. If all remaining shares of E Street common stock are exchanged for shares of the Company, an additional 8,286,750 shares of the Company's common stock will be issued in the Exchange, and the total number of such shares then outstanding will be 29,594,210, excluding shares that would be issuable upon exercise of the Warrants, and former E Street shareholders would own approximately 95% of the Company's outstanding common stock.

The E Street shareholders who participated in the Exchange on July 16, 2001 included the officers and directors of E Street, John Derrico, Warren B. Minton and Joseph Schultz, who became beneficial owners of approximately 22%, 25% and 25% respectively of the Company's outstanding common stock.

As part of the Agreement, the Company agreed to nominate Messrs. Derrico, Minton and Schultz to serve as members of its Board of Directors and, together with E Street, entered into employment agreements with each of Messrs. Derrico, Schultz and Minton for terms of three years commencing July 16, 2001. Under these agreements, Mr. Derrico is serving as President and Chief Executive Officer of the Company and E Street; Mr. Minton as the Company's Executive Vice President and Chief Operating Officer and Co-Chairman and as Chief Operating Officer of E Street; and Mr. Schtulz as Managing Director of the Company and Managing Director and Co-Chairman of E Street.

Description of E Street's business

E Street, whose offices are located in Englishtown, New Jersey, is a multifaceted securities and financial solutions company that develops and licenses software for the financial services industry and systems and hardware architecture for use in both Internet and traditional securities services and operations, including NASDAQ market making and investment banking. E Street's subsidiaries are: ESA Securities, Inc., a registered broker-dealer and NASD member firm; Global Tradesoft Inc. which is developing proprietary software and systems architecture for regulatory reporting; and E Street Venture Partners, Inc., which was organized to conduct merchant banking activities.

PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

As of June 30, 2001 the Company is not engaged in any legal proceedings.

Item 2. Changes in Securities.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the security holders of the Company during its fiscal quarter ended June 30, 2001.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

          None

     (b) Reports on Form 8-K.

          1. The Company filed a Current Report on Form 8-K on July 31, 2001, reflecting the change in control and operations.

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

                                    HIGHLAND HOLDINGS INTERNATIONAL, INC.


Date:  August 17, 2001              by:  /s/ John Derrico
                                         ----------------------
                                         John Derrico
                                         President and
                                         Chief Executive Officer


Date:  August 17, 2001              by:  /s/ John P. Demoleas
                                         --------------------
                                         John P. Demoleas
                                         Director and  Secretary


Date:  August 17, 2001              by:  /s/ George Nadas
                                         ----------------
                                         George Nadas
                                         Director and Principal
                                         Accounting and Chief Financial Officer