Form 10QSB
period 2001-10-31
HIGHLAND HOLDINGS INTERNATIONAL INC
filed 2001-12-14
CIK 1100273

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to _____________

                        Commission file number 000-28461

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                    ----------------------------------------
       (Exact name of small business issuer as specified in its charter)

DELAWARE                                                   98-0179679
--------------------------------                  ------------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                         Identification No.)

480 Route 9 North
Englishtown, NJ                                                     07726
----------------------------------------                        -------------
(Address of principal executive offices)                         (Zip code)

Issuer's telephone number      732-536-8510
                               ------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2001 there were 29,122,776 shares of common stock outstanding.

Transitional Small business Disclosure Format (check one): Yes___ No X.

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                                   FORM 10-QSB
                                      INDEX



                                                                                Page No.
PART 1.  FINANCIAL INFORMATION

         ITEM 1 - Condensed Consolidated Financial Statements (Unaudited)

                  Balance Sheets as of October 31, 2001 and 2000                     2

                  Consolidated Statements of Operations for the quarters ended
                  October 31, 2001 and 2000 and for the six months ended October
                  31, 2001 and 2000                                                  3

                  Consolidated Statements of Cash Flows for the six months
                  ended October 31, 2001 and 2000                                    4

                  Notes to Unaudited Consolidated  Financial Statements.             5

         ITEM 2 - Management's Discussion and Analysis of Consolidated
                  Financial Condition and Consolidated  Results of Operations        10

PART 2.  OTHER  INFORMATION

         ITEM 6 - Exhibits and Reports on Form 8-K                                   13

             (a)      - Exhibits

                         None

             (b)      - Reports on Form 8-K

                       1.      The Company filed a Current Report on Form
                               8-K/Amendment No. 1 on September 27, 2001 incorporating the information set forth in the July 31, 2001 Form 8-K and included information on the acquisition of assets, the change in the Company's certifying accountant and the change in the Company's principal address. The Company also included financial statements and exhibits.

                       2.      The Company filed a Current Report on Form 8-K on
                               July 31, 2001 reflecting the Change in control and describing the Company's offer to exchange its equity securities and its "Plan and Agreement of Reorganization", dated June 29, 2001.


                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                Assets


                                                                                         OCTOBER 31,
                                                                                -----------------------------
                                                                                    2001              2000
                                                                                -----------       -----------
Current assets
      Cash                                                                      $    69,975       $    78,145
      Receivable-brokers/dealers                                                    280,327                 -
      Securities, at fair value                                                       2,950            56,424
      Prepaid interest                                                               60,000                 -
                                                                                -----------       -----------
           Total current assets                                                     413,252           134,569
                                                                                -----------       -----------

Fixed assets, net                                                                   558,568           665,695
Other assets
      Clearing deposit                                                              146,451           150,850
      Investment, at cost                                                             3,300             3,300
                                                                                -----------       -----------

Total Assets                                                                    $ 1,121,571       $   954,414
                                                                                ===========       ===========


                      Liabilities And Stockholders' Equity


Current liabilities
      Accounts payable and accrued expenses                                     $   586,990       $   423,682
      Short positions                                                               119,209                 -
      Short-term notes payable                                                      611,681           576,000
      Officers loans                                                                      -           358,650
      Note payable 5.6%                                                             500,000                 -
                                                                                -----------       -----------
           Total current liabilities                                              1,817,880         1,358,332
                                                                                -----------       -----------

Stockholders' equity
      Preferred stock; 5,000,000 shares authorized; $0.001 par
           value; none issued and outstanding                                             -                 -
      Common stock; 20,000,000 shares authorized; $0.001 par
           value; 29,122,776 shares issued and outstanding
           at October 31, 2001                                                       29,123            16,865
      Additional paid-in capital                                                  3,989,962         1,392,096
      Retained (deficit)                                                         (4,715,394)       (1,812,879)
                                                                                -----------       -----------
            Total stockholders' (deficit)                                          (696,309)         (403,918)
                                                                                -----------       -----------

 Total Liabilities and Stockholders' (Deficit)                                  $ 1,121,571       $   954,414
                                                                                ===========       ===========




          See accompanying notes to consolidated financial statements.

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                     FOR THE THREE                            FOR THE SIX
                                                      MONTHS ENDED                            MONTHS ENDED
                                          ------------------------------------   --------------------------------------
                                             OCTOBER 31,        OCTOBER 31,         OCTOBER 31,         OCTOBER 31,
                                                2001               2000                2001                2000
                                          -----------------  -----------------   ------------------  ------------------
Revenues:
      Trading gains/(loss)                        $ 41,387          $ 150,868            $ (51,600)          $ 168,584
      Service fees                                     721              2,058                1,297               2,367
      Commissions                                   35,782                  -               52,254                   -
      Other income                                   2,546                410                4,481               2,389
                                          -----------------  -----------------   ------------------  ------------------
Total Revenues                                      80,436            153,336                6,432             173,340
                                          -----------------  -----------------   ------------------  ------------------

Costs and Expenses:
      Advertising                                   27,657              1,710               32,566              25,680
      Clearing fees                                 16,596             31,891               29,089              35,614
      Consulting                                    98,182            103,018              311,367             216,474
      Data processing                                8,523              9,220               18,097              95,266
      Depreciation expenses                         54,960             31,905              108,958              59,736
      Dues & subscriptions                              87              6,513                  787              16,513
      Exchange fees                                 17,893             17,695               38,814              24,517
      Execution and quotes                         115,551             44,132              217,023              44,132
      Insurance                                     49,101             36,495               86,755              62,902
      Interest Expense                              61,785              6,005               86,205               6,005
      Licenses and permits                             144                  -                  288                  75
      Office expense                                30,242             26,097               50,235              48,186
      Professional fees                             85,860             22,351              178,392              47,078
      Registration fees                              4,800                  -                5,875               2,070
      Regulatory fees                                 (365)             4,600                  540               5,600
      Rent expense                                  33,424             30,888               63,762              62,743
      Salaries and related taxes                   316,433            294,278              593,082             615,704
      Telephone                                     45,660             12,769               81,209              17,737
      Travel & entertainment                        25,177              6,881               30,010               6,881
      Training                                           -                673                    -                 860
      Utilities                                      9,663                  -               16,180                   -
                                          -----------------  -----------------   ------------------  ------------------
Total Costs and Expenses                         1,001,373            687,121            1,949,234           1,393,773
                                          -----------------  -----------------   ------------------  ------------------

NET (LOSS)                                      $ (920,937)        $ (533,785)        $ (1,942,802)       $ (1,220,433)
                                          =================  =================   ==================  ==================

Basic and diluted net (loss)
   per common share                                $ (0.03)           $ (0.03)             $ (0.07)            $ (0.07)
                                          =================  =================   ==================  ==================

Weighted average common shares
    outstanding during the period               29,122,775         18,014,812           28,262,359          17,555,330
                                          =================  =================   ==================  ==================




          See accompanying notes to consolidated financial statements.

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     FOR THE SIX
                                                                                   MONTHS ENDED
                                                                           ------------------------------
                                                                           OCTOBER 31,       OCTOBER 31,
                                                                              2001              2000
                                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                                 $(1,942,802)      $(1,220,433)
Adjustments to reconcile net (loss) to net cash (used)
       by operating activities
       Depreciation/amortization                                               108,958            59,736
       Interest expense/amortization of prepaid interest                        80,000                 -
       Receivable-brokers/dealers                                             (167,080)                -
       Clearing deposit                                                          2,936             1,082
       Short positions                                                         119,209                 -
       Accounts payable and accrued expenses                                    20,399           102,975
                                                                           -----------       -----------

NET CASH (USED) BY OPERATING ACTIVITIES                                     (1,778,380)       (1,056,640)
                                                                           -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Securities, at fair value                                                21,365           (56,424)
       Fixed asset additions                                                   (24,157)         (203,107)
                                                                           -----------       -----------

NET CASH (USED) BY INVESTING ACTIVITIES                                         (2,792)         (259,531)
                                                                           -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds of short-term notes                                            611,681           576,000
       Proceeds of notes payable, 5.6%                                         500,000                 -
       Proceeds from convertible notes                                         649,625           814,500
       Repayment of officers loans                                            (153,612)          (30,462)
       Proceeds from sale of common stock                                       35,000                 -
                                                                           -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                    1,642,694         1,360,038
                                                                           -----------       -----------

Net (decrease) increase in cash                                               (138,478)           43,867

Cash at beginning of period                                                    208,453            34,278
                                                                           -----------       -----------

Cash at end of period                                                      $    69,975       $    78,145
                                                                           ===========       ===========


Supplemental disclosures of cash flow information:
  Cash paid during the periods for:
       Interest                                                            $     6,205       $     6,005
                                                                           ===========       ===========

       Income taxes                                                                $ -               $ -
                                                                           ===========       ===========

Supplemental disclosures of non-cash financing activities:
  Convertible notes converted to common stock
       during the periods                                                  $   649,625               $ -
                                                                           ===========       ===========

  Stock issued for prepaid interest and interest                           $   140,000               $ -
                                                                           ===========       ===========



          See accompanying notes to consolidated financial statements.

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            October 31, 2001 and 2000

1.       GENERAL

         Basis of Presentation - The unaudited consolidated financial statements include the accounts of Highland Holdings International, Inc. (Corporation) and its wholly-owned subsidiaries of Highland Resources Honduras, S.A., E Street Access, Inc. and ESA Securities, Inc. (collectively, the "Company"). All material intercompany balances and transactions are eliminated in consolidation.

         The Company uses the accrual method of accounting for both financial and tax reporting purposes. The Company's year end is April 30.

         Organization And Nature of Operations - The Corporation, through its subsidiary E Street Access, Inc., is engaged in financial software development and licensing, hardware and network architecture and business development, which services are used primarily by ESA Securities, Inc. ESA Securities, Inc., doing business as E Street Access, is registered as a broker-dealer under the Securities Exchange Act of 1934, and is a member of the National Association of Securities Dealers, Inc. (NASD) and the Securities Investor Protection Corp.
         (SIPC). ESA Securities, Inc. is authorized to conduct a general securities business comprising several classes of services, including principal transactions, agency transactions, investment banking and market making. The Corporation has a gold mining concession in Honduras, but has not done sufficient geologic exploration to determine the reserves, if any. Until the Corporation completes the necessary geologic exploration, there is no assurance that any of the Corporation's properties contain commercially viable ore bodies (reserves).

         Pursuant to an agreement between ESA Securities, Inc. and Robb Peck McCooey Clearing Corporation (Robb Peck), all securities transactions of ESA Securities, Inc. are cleared through Robb Peck, and its customers are introduced and cleared on a fully disclosed basis.

         The consolidated balance sheet reflects 20,000,000 shares authorized and 29,122,776 shares issued and outstanding, reflecting the Corporation's intention to increase its authorized shares in the near future. Although the Corporation has 15,890,121 shares outstanding at October 31, 2001, the Corporation has included in its outstanding the 13,232,655 shares issuable upon conversion of its preferred shares. The preferred shares were issued to the officers of E Street Access, Inc. at the time of the acquisition because the Corporation's Certificate of Incorporation did not permit common share issuances in excess of 20,000,000 shares. For financial statement purposes, the Corporation has ignored the need for the technical amendment to increase its authorized shares above 20,000,000.

         The following consolidated financial data for the Company should be read in conjunction with the financial statements of the Company and those of its recent acquisition, E Street Access, Inc., including the related footnotes contained in the Company's Form 8-K, Amendment No. 1, filed September 27, 2001.

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            October 31, 2001 and 2000


         The information as of October 31, 2001 and for the six months ended October 31, 2001 and 2000, and for the quarters ended October 31, 2001 and 2000 is derived from unaudited consolidated financial statements. The unaudited accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Fair Value of Financial Instruments - Substantially all of the Company's assets and liabilities are carried at fair value or contracted amounts which approximate fair value.

         Receivables-brokers/dealers - Amounts receivable from other brokers/dealers arising in the ordinary course of the Company's securities business. The Company routinely performs ongoing assessments of collectibility of its receivables. No allowance is provided herein as management deems this amount collectible.

         Revenues - Trading gains/(losses) - The Company trades securities for its own account recording regular-way trades on the settlement date, which is not materially different than trade date.

         Commissions - Commissions are recorded on settlement date, which is not materially different then trade date.

         Securities, At Fair Value - The Company's investments are carried at fair market value.

         Prepaid Interest - In the first quarter, the Company borrowed $500,000 at 5.6% per annum, with interest and principal payable in two-hundred, ten days. As an inducement to the borrower to lend the money, the Company issued lender 400,000 shares of its common stock that was valued $0.35 per share, or $140,000, and has been accounted for as prepaid interest that is amortizable over the term of the loan. In the six months ended October 31, 2001, the Company amortized $80,000 and has included this amount as interest expense.

         Investment, At Cost - The Company has an investment in restricted stock, recording and carrying its investment at cost as there is no readily determinable fair value.

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            October 31, 2001 and 2000


         Fixes Assets - The Company's fixed assets, its depreciation/amortization policies and interim expense are set out below:



                                              Accumulated        Depreciation/               Fiscal Period
                                   Gross     Depreciation/        Amortization                  Expense
            Description           Amount      Amortization           Policy                  2001      2000
      ------------------------- ------------ --------------- -----------------------      --------------------
      Furniture and fixtures      $ 10,917     $  2,017       7 years; S-L                $  1,025     $    483

      Computers and equipment      363,540      120,608       5 years; S-L                  28,338       28,890

      Leasehold improvements        68,152       31,526       48 or fewer months; S-L       15,762        6,875

      Developed software           396,157      126,047       36 months; S-L                63,832       23,488
                                  ---------   ---------                                   --------     --------
                                  $838,766     $280,198                                   $108,957     $ 59,736
                                  =========   =========                                   ========     ========


         Annually, the Company reviews its fixed assets to determine their recoverability in the ordinary course of business. In the event impairment is indicated, the Company will reduce or totally remove the carrying value.

         The Company records its fixed assets at cost. Developed software is recorded at the cost of consultant, programmers, etc. and consists of a system to route and collect customer information and trading data.

         Income Taxes - The Company and its subsidiary file a consolidated federal income tax return but file separate state income tax returns. For the six months ended October 31, 2001, the Company has a current net operating loss, and, therefore a provision for federal income taxes has not been provided. At October 31, 2001, the Company has net operating loss carry forwards of approximately $4.7 million available to offset future consolidated federal taxable income, which if unused, expire through 2022 in varying amounts. The Corporation and its subsidiaries are subject to state income taxes on their separate taxable incomes, if any.

         The Company's loss carry forwards give rise to a deferred tax benefit, which has been fully offset by a valuation allowance due to uncertainties as to whether the results of future operations will enable the Company to realize the tax benefits arising from this loss carry forwards.

         Basic and Diluted Net (Loss) Per Common Share - Basic and diluted net
         (loss) per common share has been computed by dividing the net (loss) by the weighted average number of common shares outstanding during the period.

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            October 31, 2001 and 2000



3.       UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited consolidated interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the three and six months ended October 31, 2001 and 2000 may not be indicative of the consolidated results for the full fiscal years.

4.       BORROWINGS

         During the six months ended October 31, 2001 and 2000, the Company borrowed $611,681 and $576,000, respectively, for working capital at nominal interest.

         In the first fiscal quarter 2001, the Corporation borrowed $500,000 from a stockholder at the going money market interest rate with repayment in two hundred, ten days. In addition to the stated interest rate, the lender also received 400,000 shares of the Corporation's common stock. The 400,000 shares were recorded as prepaid interest based on the agreed upon per share rate of $0.35 per share. Interest expense will be recorded over the life of the loan based on the money market interest rate and amortization of the prepaid interest. During the six months ended October 31, 2001, the Company recorded interest expense of $80,000.

5.       STOCKHOLDERS' EQUITY

         In the six months ended October 31, 2001, the Company received $649,625 from convertible notes that were converted into approximately 1.7 million common shares. The Company also issued 400,000 shares for prepaid interest and 46,657 shares in return for $35,000 in cash.

6.       LEASES

         The Company has operating leases for facilities and automobiles in New Jersey. The terms of the facilities lease runs through February 2004 while the automobile leases vary from expiring in October 2003 to May 2004. The minimum lease payments under the leases are as follows:

              Fiscal year ending                  Amount
              -------------------            ------------------
                     2000                         $ 51,021
                     2001                          132,446
                     2002                          147,300
                     2003                          146,350
                     2004                          124,919

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            October 31, 2001 and 2000


7.       CONCENTRATIONS OF CREDIT RISK

         ESA Securities, Inc. is engaged in various trading and brokerage activities. These activities may expose the firm to off-balance sheet risk in the event the customer or broker-dealer (collectively "counterparties") are unable to fulfill their contractual obligations. As a result, the Company's exposure to credit risk can be directly impacted by volatile markets, which may impair the customers' or broker-dealers' ability to satisfy their obligations. The Company seeks to control the risk associated with nonperformance by reviewing, as considered necessary, the credit standing of counterparties with which it conducts business.

8.       NET CAPITAL REQUIREMENTS

         The subsidiary is subject to the Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital of $100,000 and requires that the ratio of aggregate indebtedness to net capital, as defined, shall not exceed 15 to 1. At October 31, 2001, the subsidiary's net capital of $292,020 exceeded the minimum requirement by $192,020. Subsidiary's percentage of aggregate indebtedness to net capital was 3%.


9.       REVERSE TAKEOVER

         Effective July 16, 2001, the Corporation agreed to an exchange offer from Highland Holdings International, Inc. (HHII) (a development stage company) wherein the Corporation's shareholders receive one share of HHII's common stock for each share of the Corporation's they own. The transaction, as contemplated, will result in the Corporation being a wholly-owned subsidiary of HHII. Although HHII is the surviving entity, the business of the consolidated entity is principally that of the Company's with its stockholders owning substantially all of HHII. For these reasons, the transaction has been accounted for as the acquisition of HHII's net liabilities by the Corporation at HHII's book value followed by the recapitalization of the entity.


10.      HISTORICAL QUARTERLY FINANCIAL DATA - UNAUDITIED



                                                                        For The Quarter Ended
                                         Oct. 31,        Jul. 31,       Apr. 30         Jan. 31       Oct. 31          Jul. 31
                                           2001            2001           2001            2001          2000             2000
                                    --------------  --------------   -------------   ------------   -------------   ------------
Revenue                              $     80,435    $    (74,003)   $     41,048    $    965,868   $    153,336    $     20,005

Net (Loss)                           $   (920,937)   $ (1,021,865)   $ (1,181,926)   $    222,213   $   (533,785)   $   (686,649)

Basic and diluted (loss) per share   $      (0.03)   $      (0.04)   $      (0.06)   $       0.01   $      (0.03)   $      (0.04)

Weighted average common shares
   outstanding                         28,262,359      27,876,406      18,881,367      17,842,949     17,555,330      17,361,027




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CAUTIONARY INFORMATION

Certain statements in this report and statements in other material filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) are, or will be, forward-looking within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, statements regarding: expectations as to operational improvements; expectations as to cost savings, the time by which certain objectives will be achieved; proposed new products and services; expectations that claims, lawsuits, commitments, contingent liabilities, or other matters will not have a material adverse effect on its financial position, results of operations or liquidity; and statements concerning projections, predictions, expectations, estimates or forecasts as to the Company's business, financial and operational results, and future economic performance, statements of management's goals and objectives and other similar expressions concerning matters that are not historical facts.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management's good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

Important factors that could cause such differences include, but are not limited to, whether the Company is fully successful in implementing their financial and operational initiatives; industry competition, conditions, performance and consolidation; legislative and/or regulatory developments; the effects of adverse general economic conditions, both within the United States and globally; and the outcome of claims and litigation.

Forward-looking statements speak only as of the date the statement was made. The Company assumes no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. If the Company does update one or more forward-looking statements, no inference should be drawn that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

The following discussion of the Company's consolidated financial condition and consolidated results of operations should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

Quarter Ended October 31, 2001 compared with Quarter Ended October 31, 2000

Total consolidated revenues for the quarter ended October 31, 2001 were $80,436; a 52.0% decrease from the $153,336 reported for the quarter ended October 31, 2000. Total revenues are attributed solely to the revenue stream of ESA Securities, Inc.This decrease is attributable mainly to a decrease in trading volume, including the effects of the ongoing bear market, and the volume losses due to the events of September, 2001, which resulted in the unprecedented four day closing of the stock markets. In addition, we experienced trading losses, decreases in retail services, and interest.

Clearing charges decreased from $31,891 to $16,596, reflecting the reduction in volume.

Professional fees increased to $85,860 from $22,351 due in part to the cost associated with the acquisition of E Street Access, Inc.

Six Months Ended October 31, 2001 compared with Six Months Ended October 31,
2000

Total consolidated operating losses for the six months ended October 31, 2001 increased from 1,220,433 to 1,949,802. These increases were attributed to mainly an increase in professional fees from $47,078 to $178,392 this increase reflects additional fees associated to the acquisition of E Street Access, Inc., an increase in quote and exchange fees from $44,132 to $217,023 which reflects an additional quote and exchange cost associated with the implementation of E Street Access online trading software, and a increase in communication costs from $17,737 to $81,209 associated with the addition of scalable network architecture along with a decrease in consolidated revenue. Revenue decreases are attributed mainly to volume and trading losses due to the events of September, 2001, which resulted in the unprecedented four day closing of the stock markets coupled with the effects of the ongoing bear market. In addition, we experienced additional trading losses, decreases in retail services, and interest.

Viability of Operating Results

The Company's decrease in consolidated revenue was attributed mainly to operating results of its subsidiary ESA Securities, Inc. Like other securities firms, is directly affected by general economic and market conditions, including trading losses, fluctuations in volume and price levels of securities, changes in levels of interest rates and demand for the Company's retail and institutional services. All of these factors have an impact on the Company's net gain from securities transactions, and commission revenues. In periods of reduced market activity, profitability is adversely affected because certain expenses, consisting primarily of non-commission compensation and benefits, communications and occupancy and equipment remain relatively fixed. The Company continues to focus on vertical integration through the expansion of its other subsidiaries.

Liquidity and Capital Resources

The Company finances its operations primarily with existing capital, funds generated from operations and additional capital raised. However, in light of recent market conditions, the Company is trying to raise additional capital to bolster its capital base, expand market making/trading, expand and develop proprietary systems, cultivate and expand business development, and develop investment banking and venture capital initiatives.

The Company reflects approximately $612,000 in short-term borrowings which have been converted into the Company's common stock in the third quarter of 2001.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

              None

        (b) Reports on Form 8-K.

            1. The Company filed a Current Report on Form 8-K/Amendment No. 1 on September 27, 2001 incorporating the information set forth in the July 31, 2001 Form 8-K and included information on the acquisition of assets, the change in the Company's certifying accountant and the change in the Company's principal address. The Company also included financial statements and exhibits.

            2. The Company filed a Current Report on Form 8-K on July 31, 2001 reflecting the Change in control and describing the Company's offer to exchange its equity securities and its "Plan and Agreement of Reorganization", dated June 29, 2001.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersinged, thereunto duly auhtorized.

                                  HIGHLAND HOLDINGS INTERNATIONAL, INC.

Date: December 14, 2001           by: /s/ John Derrico
                                      -----------------------------------------
                                      John Derrico
                                      President and
                                      Chief Executive Officer


Date: December 14, 2001           by: /s/ John P. Demoleas
                                      -----------------------------------------
                                      John P. Demoleas
                                      Director and Secretary


Date: December 14, 2001           by: /s/ Warren Benjamin Minton, Jr.
                                      -----------------------------------------
                                      Warren Benjamin Minton, Jr.
                                      Vice President and Chief Operating Officer