Form 10-Q
period 2002-01-31
HIGHLAND HOLDINGS INTERNATIONAL INC
filed 2002-03-25
CIK 1100273

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2002.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2001 there were 31,891,160 shares of common stock outstanding.

Transitional Small business Disclosure Format (check one): Yes___ No X.

                HIGHLAND HOLDINGS INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)





                                                                                  JANUARY 31,
                                                                        -------------------------------
                                                                               2002             2001
                                                                        --------------  ---------------
                Assets

Current assets
      Cash ........................................................       $    17,065        $   184,218
      Receivable-brokers/dealers ..................................           479,976            329,355
      Securities, at fair value ...................................            36,762             49,295
      Prepaid interest ............................................                 -                  -
                                                                          -----------        -----------
           Total current assets ...................................           533,803            562,868
                                                                          -----------        -----------

Fixed assets, net .................................................           503,413            649,693
Other assets
      Clearing deposit ............................................           146,955            148,772
      Investment, at cost .........................................             3,300              3,300
                                                                          -----------        -----------

Total Assets ......................................................       $ 1,187,471        $ 1,364,633
                                                                          ===========        ===========

                Liabilities And Stockholders' Equity

Current liabilities
      Accounts payable and accrued expenses .......................       $   601,923        $   396,476
      Short positions .............................................           372,248                  -
      Short-term notes payable ....................................           350,504            553,000
      Officers loans ..............................................                 -            153,612
      Note payable 5.6% ...........................................           500,000                  -
                                                                          -----------        -----------
           Total current liabilities ..............................         1,824,675          1,103,088
                                                                          -----------        -----------

Stockholders' equity
      Preferred stock; 5,000,000 shares authorized; $0.001 par
           value; none issued and outstanding .....................                 -                  -
      Common stock; 20,000,000 shares authorized; $0.001 par
           value; 31,891,160 shares issued and outstanding
           at January 31, 2002 ....................................            31,891             16,865
      Additional paid-in capital ..................................         4,956,129          1,835,346
      Retained (deficit) ..........................................        (5,625,224)        (1,590,666)
                                                                          -----------        -----------
            Total stockholders' (deficit) .........................          (637,204)           261,545
                                                                          -----------        -----------

 Total Liabilities and Stockholders' (Deficit) ....................       $ 1,187,471        $ 1,364,633
                                                                          ===========        ===========

      See accompanying notes to unaudited consolidated financial statements

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                             FOR THE THREE                        FOR THE NINE
                                                              MONTHS ENDED                        MONTHS ENDED
                                                   --------------------------------     -------------------------------
                                                     JANUARY 31,        JANUARY 31,      JANUARY 31,        JANUARY 31,
                                                        2002               2001              2002             2001
                                                   -------------      -------------     -------------      -------------
Revenues:
      Trading gains/(loss) ..................      $    116,345       $    823,787      $     64,745       $    992,371
      Service fees ..........................             1,319                794             2,616              3,161
      Commissions ...........................             2,728            140,791            54,982            140,791
      Other income ..........................             2,339                496             6,820              2,885
                                                   ------------       ------------      ------------       ------------
Total Revenues ..............................           122,731            965,868           129,163          1,139,208
                                                   ------------       ------------      ------------       ------------

Costs and Expenses:
      Advertising ...........................            11,367              2,649            43,933             28,329
      Clearing fees .........................            18,857             25,504            47,946             61,118
      Consulting ............................           233,487            180,623           544,854            397,097
      Data processing .......................             5,500             13,164            23,597            108,430
      Depreciation expenses .................            55,155             35,991           164,113             95,727
      Dues & subscriptions ..................               313             21,185             1,100             37,698
      Exchange fees .........................            20,440             32,471            59,254             56,988
      Execution and quotes ..................            60,902              9,520           277,925             53,652
      Insurance .............................            35,195             25,005           121,950             87,907
      Interest Expense ......................            93,350             19,453           179,555             25,458
      Licenses and permits ..................                25                  -               313                 75
      Office expense ........................            26,852             30,551            77,087             78,737
      Professional fees .....................            20,860             17,945           199,252             65,023
      Registration fees .....................                 -                  -             5,875              2,070
      Regulatory fees .......................              (101)             5,035               439             10,635
      Rent expense ..........................            31,881             30,434            95,643             93,177
      Salaries and related taxes ............           357,631            211,276           950,713            826,980
      Taxes .................................            29,700             29,700                               29,700
      Telephone .............................            31,948             24,815           113,157             42,552
      Travel & entertainment ................            19,719             14,247            49,729             21,128
      Training ..............................                 -                  -                 -                860
      Utilities .............................             9,175             14,088            25,355             14,088
                                                   ------------       ------------      ------------       ------------
Total Costs and Expenses ....................         1,032,556            743,656         2,981,790          2,137,429
                                                   ------------       ------------      ------------       ------------

NET INCOME (LOSS) ...........................      $   (909,825)      $    222,212      $ (2,852,627)      $   (998,221)
                                                   ============       ============      ============       ============

Basic and diluted net income (loss)
   per common share .........................      $      (0.03)      $       0.01      $      (0.10)      $      (0.06)
                                                   ============       ============      ============       ============

Weighted average common shares
    outstanding during the period ...........        29,796,227         19,452,310        28,496,980         17,842,949
                                                   ============       ============      ============       ============

      See accompanying notes to unaudited consolidated financial statements

            HIGHLAND HOLDINGS INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                                                               FOR THE NINE
                                                                               MONTHS ENDED
                                                                     --------------------------------
                                                                       JANUARY 31,       JANUARY 31,
                                                                          2002              2001
                                                                     ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) ...................................................       $(2,852,627)       $  (998,221)
Adjustments to reconcile net (loss) to net cash (used)
       by operating activities
       Depreciation/amortization .............................           164,113             95,727
       Interest expense/amortization of prepaid interest .....           140,000                  -
       Receivable-brokers/dealers ............................          (366,729)          (329,355)
       Clearing deposit ......................................             2,432              3,160
       Short positions .......................................           372,248                  -
       Accounts payable and accrued expenses .................            35,332             75,769
                                                                     -----------        -----------

NET CASH (USED) BY OPERATING ACTIVITIES ......................        (2,505,231)        (1,152,920)
                                                                     -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Securities, at fair value .............................           (12,447)           (49,295)
       Fixed asset additions .................................           (24,157)          (223,096)
                                                                     -----------        -----------

NET CASH (USED) BY INVESTING ACTIVITIES ......................           (36,604)          (272,391)
                                                                     -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds of short-term notes ..........................           350,504            553,000
       Proceeds of notes payable, 5.6% .......................           500,000                  -
       Proceeds from convertible notes .......................         1,587,050          1,257,751
       Common stock issued for interest ......................            31,505
       Repayment of officers loans ...........................          (153,612)          (235,500)
       Proceeds from sale of common stock ....................            35,000
                                                                     -----------        -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES ....................         2,350,447          1,575,251
                                                                     -----------        -----------

Net (decrease) increase in cash ..............................          (191,388)           149,940

Cash at beginning of period ..................................           208,453             34,278
                                                                     -----------        -----------

Cash at end of period ........................................       $    17,065        $   184,218
                                                                     ===========        ===========


Supplemental disclosures of cash flow information:
  Cash paid during the periods for:
       Interest                                                      $     6,300        $     19,453
                                                                ================= ==================

       Income taxes                                                  $         -        $          -
                                                                ================= ==================
Supplemental disclosures of non-cash financing activities:
  Convertible notes converted to common stock
       during the periods                                            $ 1,587,050        $          -
                                                                ================= ==================

  Stock issued for prepaid interest and interest                     $   171,505        $          -
                                                                ================= ==================


      See accompanying notes to unaudited consolidated financial statements

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            January 31, 2002 and 2001

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

         The consolidated balance sheet reflects 20,000,000 shares authorized and 29,122,776 shares issued and outstanding, reflecting the Corporation's intention to increase its authorized shares in the near future. Although the Corporation has 15,890,121 shares outstanding at January 31, 2002, the Corporation has included in its outstanding the 13,232,655 shares issuable upon conversion of its preferred shares. The preferred shares were issued to the officers of E Street Access, Inc. at the time of the acquisition because the Corporation's Certificate of Incorporation did not permit common share issuances in excess of 20,000,000 shares. For financial statement purposes, the Corporation has ignored the need for the technical amendment to increase its authorized shares above 20,000,000.


         The following consolidated financial data for the Company should be read in conjunction with the financial statements of the Company and those of its recent acquisition, E Street Access, Inc., including the related footnotes contained in the Company's Form 8-K, Amendment No. 1, filed September 27, 2001. The information as of January 31, 2002 and for the nine months ended January 31, 2002 and 2001, and for the quarters ended January 31, 2002 and 2001 is derived from unaudited consolidated financial statements. The unaudited accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            January 31, 2002 and 2001


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

         Prepaid Interest - In the first quarter, the Company borrowed $ 500,000 at 5.6% per annum, with interest and principal payable in two-hundred, ten days. As an inducement to the borrower to lend the money, the Company issued lender 400,000 shares of its common stock that was valued $0.35 per share, or $140,000, and has been accounted for as prepaid interest that is amortizable over the term of the loan. In the nine months ended January 31, 2002, the Company amortized $140,000 and has included this amount as interest expense.

         Investment, At Cost - The Company has an investment in restricted stock, recording and carrying its investment at cost as there is no readily determinable fair value.

         Fixed Assets - The Company's fixed assets, its depreciation/amortization policies and interim expense are set out below:

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            January 31, 2002 and 2001


                                     Accumulated          Depreciation/         Fiscal Period
                            Gross    Depreciation         Amortization             Expense
      Description           Amount   Amortization            Policy             2002      2001
-----------------------   ---------  ------------    -----------------------   ------     ------
Furniture and fixtures    $ 10,917   $  2,390        7 years; S-L            $  1,398     $   738

Computers and equipment    363,540    138,608        5 years; S-L              46,338      44,468

Leasehold improvements      68,152     36,104        48 or fewer months; S-L   20,340      10,987

Developed software         396,157    158,252        36 months; S-L            96,037      39,534
                           -------    -------                                --------     -------
                          $838,766   $335,354                                $164,113     $ 95,727
                          ========   ========                                ========     ========


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

         Income Taxes - The Company and its subsidiary file a consolidated federal income tax return but file separate state income tax returns. For the nine months ended January 31, 2002, the Company has a current net operating loss, and, therefore a provision for federal income taxes has not been provided. At January 31, 2002, the Company has net operating loss carry forwards of approximately $5.6 million available to offset future consolidated federal taxable income, which if unused, expire through 2022 in varying amounts. The Corporation and its subsidiaries are subject to state income taxes on their separate taxable incomes, if any.

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


3.       UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited consolidated interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the three and nine months ended January 31, 2002 and 2001 may not be indicative of the consolidated results for the full fiscal years.

4.       BORROWINGS

         During the nine months ended January 31, 2002 and 2001, the Company borrowed $350,504 and $553,000, respectively, for working capital at nominal interest. In addition the Company received $1,587,050 from convertible notes that were converted into common shares. The convertible notes had a stated interest rate of 12%.

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            January 31, 2002 and 2001

         In the first fiscal quarter 2001, the Corporation borrowed $500,000 from a stockholder at the going money market interest rate with repayment in two hundred, ten days. In addition to the stated interest rate, the lender also received 400,000 shares of the Corporation's common stock. The 400,000 shares were recorded as prepaid interest based on the agreed upon per share rate of $0.35 per share. Interest expense will be recorded over the life of the loan based on the money market interest rate and amortization of the prepaid interest. During the nine months ended January 31, 2002, the Company recorded interest expense of $140,000.

5.       STOCKHOLDERS' EQUITY

         In the nine months ended January 31, 2002, the Company received $1,587,050 from convertible notes that were converted into approximately 4.4 million common shares. The Company also issued 490,015 shares for interest and 46,657 shares in return for $35,000 in cash.

6.       LEASES

         The Company has operating leases for facilities and automobiles in New Jersey. The terms of the facilities lease runs through February 2004 while the automobile leases vary from expiring in October 2003 to May 2004. The minimum lease payments under the leases are as follows:

              Fiscal year ending                  Amount
              -------------------            ------------------
                     2001                         $ 51,021
                     2001                          132,446
                     2002                          147,300
                     2003                          146,350
                     2004                          124,919

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

                      HIGHLAND HOLDINGS INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            January 31, 2002 and 2001

8.       NET CAPITAL REQUIREMENTS

         The subsidiary is subject to the Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital of $100,000 and requires that the ratio of aggregate indebtedness to net capital, as defined, shall not exceed 15 to 1. At January 31, 2002, the subsidiary's net capital of $505,848 exceeded the minimum requirement by $405,848. Subsidiary's percentage of aggregate indebtedness to net capital was 7%.


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


10.      HISTORICAL QUARTERLY FINANCIAL DATA - UNAUDITIED


                                                                                For The Quarter Ended
                                       Jan. 31,     Oct. 31,      Jul. 31,     Apr. 30        Jan. 31      Oct. 31       Jul. 31
                                       2002          2001          2001        2001             2001         2000          2000
                                 -------------- ------------ -------------- -------------   ------------ -----------    --------
Revenue .......................  $    122,731   $    80,435   $    (74,003)  $     41,048   $    965,868 $    153,336  $     20,005

Net Income (Loss) .............  $   (909,825)  $  (920,937)  $ (1,021,865)  $ (1,181,926)  $    222,213 $   (533,785) $   (686,649)

Basic and diluted Income (loss)
per share .....................  $      (0.03)  $     (0.03)  $      (0.04)  $      (0.06)  $       0.01 $      (0.03) $      (0.04)

Weighted average common shares
   outstanding ................    28,496,980    28,262,359     27,876,406     18,881,367     17,842,949   17,555,330    17,361,027


The following discussion of the Company's unaudited consolidated balance sheets and unaudited consolidated results of operations should be read in conjunction with the unaudited consolidated Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

For the three months ended January 31, 2002 compared with the three months ended January 31, 2001.

Total consolidated revenues for the quarter ended January 31, 2002 were $123,731; an 87.0% decrease from the $965,868 reported for the quarter ended January 31, 2001. Total revenues are attributed solely to the revenue stream of ESA Securities, Inc. This comparison is based on unusually heavy trading volumes experienced during the quarter ended January 31, 2001. The decrease is attributable mainly to a decrease in trading volume, changes in trading dynamics, market pricing and the effects of an ongoing bear market.

Nine Months Ended January 31, 2002 compared with nine Months Ended January 31, 2001.

Total consolidated operating losses for the nine months ended January 31, 2002 increased from 998,221 to 2,852,627. These increases were attributed to mainly an increase in professional fees from $65,023 to $199,252 this increase reflects additional fees associated to the acquisition of E Street Access, Inc., an increase in quote and exchange fees from $53,652 to $277,925 which reflects an additional quote and exchange cost associated with the implementation of E Street Access online trading software, and a increase in communication costs from $42,552 to $113,157 associated with the addition of scalable network architecture along with a decrease in consolidated revenue. Revenue decreases are attributed mainly to continued lower trading volume due to the events of September, 2001, coupled with the effects of the ongoing bear market. In addition, we experienced limited trading profits and additional decreases in retail services, and interest.

Total consolidated revenues for the quarter ended January 31, 2001 were $122,731; a 65.0% increase from the $80,436 reported for the quarter ended October 31, 2001. Total revenues are attributed solely to the revenue stream of ESA Securities, Inc. This increase is attributable mainly to a decrease in trading losses and a slight increase in institutional trading volume.

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

The Company converted $1,587,050 in short-term borrowings into the Company's restricted common stock .

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersinged, thereunto duly auhtorized.

                                  HIGHLAND HOLDINGS INTERNATIONAL, INC.

Date: March 25, 2002              by: /s/ Warren Benjamin Minton, Jr.
                                      -----------------------------------------
                                      Warren Benjamin Minton, Jr.
                                      Vice President and Chief Operating Officer